Form 10-K
period 1993-12-31
PHOENIX LEASING CASH DISTRIBUTION FUND II
filed 1994-03-30
CIK 798905

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1993

Commission File Number 0-15287

               PHOENIX LEASING CASH DISTRIBUTION FUND II
             (Exact name of Registrant as specified in its charter)

           California                         68-0032426
(State or other jurisdiction of  (I.R.S. Employer Identification No.)
 incorporation or organization)

2401 Kerner Boulevard, San Rafael, California         94901-5527
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:     (415) 485-4500

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes     X                    No

As of December 31, 1993, 379,583 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1993.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                    PHOENIX LEASING CASH DISTRIBUTION FUND II

                          1993 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                   Page

                                     PART I

Item 1.  Business   . . . . . . . . . . . . . . . . . . . . . .     3
Item 2.  Properties   . . . . . . . . . . . . . . . . . . . . .     5
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . .     6
Item 4.  Submission of Matters to a Vote of Security
         Holders  . . . . . . . . . . . . . . . . . . . . . . .     6


                                     PART II

Item 5.  Market for the Registrant's Securities and
         Related Security Holder Matters  . . . . . . . . . . .     6
Item 6.  Selected Financial Data  . . . . . . . . . . . . . . .     7
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . .     8
Item 8.  Financial Statements and Supplementary Data  . . . . .    12
Item 9.  Disagreements on Accounting and Financial
         Disclosure Matters   . . . . . . . . . . . . . . . . .    28


                                    PART III

Item 10. Directors and Executive Officers of the
         Registrant   . . . . . . . . . . . . . . . . . . . . .    29
Item 11. Executive Compensation   . . . . . . . . . . . . . . .    30
Item 12. Security Ownership of Certain Beneficial
         Owners and Management  . . . . . . . . . . . . . . . .    31
Item 13. Certain Relationships and Related Transactions   . . .    31


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K  . . . . . . . . . . . . . . . . .    32


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . .    33

                                     PART I

Item 1.   Business.

General Development of Business.

     Phoenix Leasing Cash Distribution Fund II, a California limited partnership (the "Partnership"), was organized on June 28, 1984. The Partnership was registered with the Securities and Exchange Commission with an effective date of November 20, 1986 and shall continue to operate until its termination date unless dissolved sooner due to the sale of substantially all of the assets of the Partnership or a vote of the Limited Partners. The Partnership will terminate on December 31, 1997. The General Partner is Phoenix Leasing Incorporated, a California corporation. The General Partner or its affiliates also is or has been a general partner in several other limited partnerships formed to invest in capital equipment and other assets.

     The initial registration was for 300,000 units of limited partnership interest at a price of $250 per unit with an option of increasing the public offering up to a maximum of 400,000 units. The Partnership sold 386,308 units for a total capitalization of $96,577,000. Of the proceeds received through the offering, the Partnership has incurred $11,540,000 in organizational and offering expenses. The Partnership concluded its public offering on February 4, 1988.

     From the initial formation of the Partnership through December 31, 1993, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro rata interest in investments made by joint ventures, approximate $174,034,000. The average initial firm term of contractual payments from equipment subject to lease was 32.20 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.24%. The average initial firm term of contractual payments from loans was 82.01 months.

Narrative Description of Business.

     The Partnership's principal objective is to produce cash flow to the investors on a continuing basis over the life of the Partnership. To achieve this objective, the Partnership has invested in various types of capital equipment and other assets to provide leasing or financing of the same to third parties, including Fortune 1000 companies and their subsidiaries, middle-market companies, emerging growth companies, cable television operators and others, on either a long-term or short-term basis. The types of equipment that the Partnership has invested in includes computer peripherals, terminal systems, small computer systems, communications equipment, IBM mainframes, IBM-software compatible mainframes, office systems, CAE/CAD/CAM equipment, telecommunications equipment, cable television equipment, medical equipment, production and manufacturing equipment and software products.

     The Partnership has made secured loans to cable television systems, emerging growth companies, security monitoring companies and other businesses. These loans are asset-based and the Partnership receives a security interest in the assets financed.

     The Partnership's financing activities have been concentrated in the cable television industry. The Partnership has made secured loans (notes receivable) to operators of cable television systems for the acquisition, refinancing, construction, upgrade and extension of such systems located throughout the United States. The loans to cable television system operators are secured by a senior or subordinated interest in the assets of the cable television system, its franchise agreements, subscriber lists, material contracts and other related assets. In some cases the Partnership has also received personal guarantees from the owners of the systems. At December 31, 1993, the Partnership's investments in notes receivable primarily consist of notes receivable from four cable television system operators. The Partnership's net investment in notes receivable (including notes receivable reclassified to in-substance foreclosed cable systems) of $2,740,000 approximate 40% of the total assets of the Partnership at December 31, 1993.

     Several of the cable television system operators the Partnership provided financing to have experienced financial difficulties. These difficulties are believed to have been caused by several factors such as: a significant reduction in the availability of debt from banks and other financial institutions to finance acquisitions and operations, uncertainties related to future government regulation in the cable television industry and the economic recession in the United States. These factors have resulted in a significant decline in the demand for the acquisition of cable systems and have further caused an overall decrease in the value of many cable television systems.

     The Partnership has acquired equipment pursuant to either "Operating" leases or "Full Payout" leases. The Partnership has also provided and intends to provide financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Full Payout leases are generally for a longer term under which the non-cancellable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment.

     The General Partner has concentrated the Partnership's activities in the equipment leasing and financing industry, an area in which the General Partner has developed an expertise. The computer equipment leasing industry is extremely competitive. The Partnership competes with many well established companies having substantially greater financial resources. Competitive factors include pricing, technological innovation and methods of financing (including use of various short-term and long-term financing plans, as well as the outright purchase of equipment).

     Although IBM is still a dominant factor in the computer equipment marketplace, even IBM has been adversely affected by wide-spread competition in this industry. Given the high degree of competition and rapid pace of technological development in the computer equipment industry, revolutionary changes with respect to pricing, marketing practices, technological innovation and the availability of new and attractive financing plans could occur at almost any time. Significant action in any of these areas might materially and adversely affect the remarketability of equipment owned by the Partnership. Any such adverse effect on remarketability could also be reflected in the overall return realized by the Partnership. The General Partner believes that IBM and its competitors will continue to make significant advances in the computer equipment industry, some of which may result in revolutionary changes with respect to small, medium and large computer systems.
     The Partnership will maintain working capital reserves in an amount which will fluctuate from time to time depending upon the needs of the Partnership, but which will be at least one percent of the gross offering proceeds.

Other.

     A brief description of the type of assets in which the Partnership has invested as of December 31, 1993, together with information concerning the uses of assets is set forth in Item 2.


Item 2.   Properties.

     The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans.

     As of December 31, 1993, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $44,250,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1993.

                                                          Percentage of
            Asset Types                Purchase Price(1)   Total Assets
                                    (Amounts in Thousands)

Reproduction Equipment                   $14,636              33%
Computer Peripherals                      12,701              29
Mainframes                                 9,126              21
Financing Related to Cable Television
  Systems                                  4,157               9
Capital Equipment Leased to Emerging
  Growth Companies                         1,880               4
Telecommunications                         1,350               3
Small Computer Systems                       344               1
Financing of Security Monitoring System
  Companies                                   56               -

TOTAL                                    $44,250             100%

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $945,000, cost of equipment on financing leases of $1,898,000 and original cost of outstanding loans of $4,213,000 at December 31, 1993.

Item 3.  Legal Proceedings.

     On July 1, 1991, Phoenix Leasing Incorporated, as General Partner to the Partnership and sixteen other affiliated partnerships, filed suit in the Superior Court for the County of Marin, Case No. 150016, against Xerox Corporation, a corporation in which the General Partner had entered into a contractual agreement for the acquisition and administration of leased equipment. Phoenix Leasing Incorporated alleges on behalf of the Partnership that Xerox Corporation breached certain agreements when it failed to remit and account for certain funds due as adjustments to purchase prices, failed to properly refurbish and remarket certain equipment, and failed to properly administer the Partnership's portfolio of equipment. The suit seeks recovery of damages and attorney costs of a yet to be determined amount. Discovery in the case is currently in process.


Item 4.   Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the year covered by this report.


Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

     (a) The Registrant's limited partnership interests are not publicly traded. There is no market for the Registrant's limited partnership interests and it is unlikely that any will develop.

     (b)  Approximate number of equity security investments:

                                                Number of Unit Holders
                    Title of Class              as of December 31, 1993

          Limited Partners                             9,316

          General Partner                                  1

                                     PART II


Item 6.   Selected Financial Data.

                             Amounts in Thousands Except for Per Unit Amounts
                             1993     1992    1991     1990     1989

Total Income                $5,613 $10,706 $14,290   $27,016  $42,644

Net Income (Loss)            1,570  (1,540) (5,429)   (2,969)   4,149

Total Assets                 6,922  10,168  24,728    45,925   83,935

Long-term Debt Obligations     -       -       -         -        405

Distributions to Partners    3,794  14,269  14,623    14,119   13,896

Net Income (Loss) per Limited
  Partnership Unit               4      (4)    (14)       (8)       9

Distributions per Limited
  Partnership Unit              10      38      37        35       34

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
===============================================================================
                                               For the years ended December 31,
Description                                         1993      1992      1991
                                                     (Amounts in Thousands)
- ------------------------------------------------------------------------------
Net income (loss)                                  $1,570    $(1,540)   $(5,429)
Rental income                                       3,779      7,072     12,077
Gain from equipment insurance settlement              -        1,235        -
Depreciation expense                                1,888      8,471     13,630
Lease related operating expenses                    1,081      2,116      3,853
===============================================================================

     Phoenix Leasing Cash Distribution Fund II (the Partnership) reported net income of $1,570,000 during the year ended December 31, 1993, as compared to net losses of $1,540,000 and $5,429,000 during 1992 and 1991, respectively. The improvement in earnings during 1993 is attributable to a substantial decrease of $6,583,000 in depreciation expense. As of December 31, 1992, a majority of the Partnership's reproduction equipment had become fully depreciated, causing a major portion of the decrease in depreciation expense during 1993.

     The decreased net loss during 1992 was primarily attributable to an equipment insurance settlement received by the Partnership of $1,235,000 and a decrease in lease-related operating expenses of $1,737,000. The equipment insurance settlement received during 1992 was for the full replacement value of certain capital equipment owned by the Partnership and is not a recurring event.

     The decrease in rental income of $3,293,000 and $5,005,000 during 1993 and 1992, respectively, is attributable to a decrease in the size of the equipment portfolio due to equipment sales. At December 31, 1993, the Partnership owned equipment with an aggregate original cost of $40 million as compared to $58 million and $79 million at December 31, 1992 and 1991, respectively. As the Partnership continues to sell equipment upon expiration of the lease terms, it is anticipated that the equipment portfolio and rental income will continue to decrease.

     Total expenses decreased by $8,203,000 and $7,473,000 during 1993 and 1992, respectively, as compared to the same period in the preceding year due primarily to the decrease in depreciation of $6,583,000 and $5,159,000 during 1993 and 1992, respectively. The decrease in depreciation expense is attributable to the decrease in the size of the equipment portfolio due to the sale of equipment and a large portion of the equipment having been fully depreciated. The Partnership sold equipment with an aggregate original cost of $18,149,000, $20,744,000 and $26,074,000 during the years ended December 31, 1993, 1992 and
1991, respectively.

     During 1993 and 1992, the Partnership also experienced a decrease in lease related operating expenses of $1,035,000 and $1,737,000, respectively, due to a decrease in maintenance, remarketing and refurbishing expenses incurred on a portion of the Partnership's reproduction equipment purchased pursuant to a vendor lease and remarketing agreement. In accordance with the agreement, these expenses are deducted from the rents and sales proceeds received from such leases.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

     The Partnership has been impacted by the recession through an increase in the number of lessee and borrower defaults. This has caused an increase in delinquent lease and loan payments from customers, and the Partnership has seen an increase in lessees and borrowers filing for protection under the bankruptcy laws. This has caused the Partnership a loss of revenues from such delinquent or defaulted leases and has also forced the Partnership to renegotiate its leases on far less favorable terms. These defaults and delinquencies have also resulted in an increase in legal and collection related expenses. The recession has also caused manufacturers of newer computer equipment to engage in highly aggressive sales practices by discounting new products by as much as 50-60%.
The effects of this practice have been lower re-leasing and resale revenues on the equipment owned by the Partnership, thereby earning lower returns than originally anticipated as reflected by the decrease in rental income.

     Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the Partnership.

Liquidity and Capital Resources
===============================================================================
                                               For the years ended December 31,
Description                                         1993      1992      1991
                                                       (Amounts in Thousands)
- ------------------------------------------------------------------------------
MAJOR CASH SOURCES:
  Net cash from equipment leasing and
   financing operations (1)                         $ 3,003  $ 5,270   $10,707

  Proceeds from sale of equipment                     1,857    3,520     6,328
  Proceeds from equipment insurance settlement         -       1,273        -
  Proceeds from payoff of notes receivable             -          -        543
MAJOR CASH USES:
  Cost of equipment acquired                            192      221     2,704
  Investment in notes receivable                       -          -        166
  Principal payments, notes payable                     291       -        156
  Cash distributions to partners                      3,794   14,269    14,623

(1) Includes a per copy charge from the Partnership's reproduction equipment of $640,000, $978,000 and $1,370,000 during 1993, 1992 and 1991, respectively.
===============================================================================

     The Partnership's primary source of liquidity comes from equipment leasing and financing activities. The Partnership has contractual obligations with a diversified group of lessees for fixed lease terms at fixed rental amounts and will also receive payments on its outstanding notes receivable. The Partnership's future liquidity is dependent upon its receiving payment of such contractual obligations. As the initial lease terms expire, the Partnership will continue to renew, remarket or sell the equipment. The future liquidity in excess of the remaining contractual obligations will depend upon the General Partner's success in re-leasing and selling the Partnership's equipment as it comes off lease.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

     During the fourth quarter of 1992, the Partnership borrowed an additional $465,000 from a bank. The Partnership repaid $291,000 of its outstanding debt during 1993.

     Proceeds from sale of equipment decreased due to a decrease in the amount of equipment sold of $1,663,000 and $2,808,000 during 1993 and 1992, respectively, as well as a decrease in the market value of such equipment.

     During 1993, the Partnership purchased $192,000 in equipment subject to operating and financing type leases, compared to the $221,000 and $2,704,000 in equipment acquired during 1992 and 1991, respectively. As a result, the aggregate original cost of equipment owned by the Partnership at December 31, 1993 approximates $40 million, as compared to the $58 million and $79 million at December 31, 1992 and 1991, respectively.

     The $40 million of equipment owned at December 31, 1993 is classified as follows: 36% reproduction equipment, 32% computer peripheral equipment, 23% computer mainframes, 5% capital equipment leased to emerging growth companies, 3% telecommunications equipment and 1% small computer systems.

     The $58 million of equipment owned at December 31, 1992 was classified as follows: 58% computer peripheral equipment, 31% reproduction equipment, 6% capital equipment leased to emerging growth companies, 2% telecommunications equipment, 1% small computer systems, 1% computer mainframes and 1% miscellaneous, as compared to $79 million of equipment owned at December 31, 1991 which was classified as follows: 58% computer peripheral equipment, 28% reproduction equipment, 9% capital equipment leased to emerging growth companies, 2% small computer systems, 2% telecommunications equipment and 1% computer mainframes. The Partnership is currently in its liquidation stage and accordingly has no obligations or commitments to purchase additional equipment.

     In addition to acquiring equipment for lease to third parties, the Partnership has provided financing to cable television system operators, emerging growth companies, security monitoring system companies, and other businesses. The Partnership maintains a security interest in the equipment financed. Such security interest will give the Partnership the right, upon default, to obtain possession of the assets. The Partnership provided financing of $0, $0, and $166,000 during 1993, 1992 and 1991, respectively. As a result, the aggregate original amount of outstanding financing provided by the Partnership approximates $4.2 million at December 31, 1993, as compared to $4.2 million and $4.6 million at December 31, 1992 and 1991, respectively. The $4.2 million of financing as of December 31, 1993 is classified as follows: 99% financing to cable television systems and 1% financing to security monitoring companies.

     The Partnership has equipment held for lease with a purchase price of $13,484,000, $16,645,000 and $22,535,000 with a net book value of $40,000,
$549,000 and $4,098,000 at December 31, 1993, 1992 and 1991, respectively.  The
General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

     The cash distributed to partners for the years ended December 31, 1993, 1992 and 1991 are $3,794,000, $14,269,000 and $14,623,000, respectively. In accordance with the Limited Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

is entitled to 5%. As a result, the limited partners received distributions of $3,794,000, $14,269,000 and $14,071,000 for the years ended December 31, 1993,
1992 and 1991, respectively. The cumulative distributions to Limited Partners are $75,219,000, $71,425,000 and $57,156,000 at December 31, 1993, 1992 and
1991, respectively.

     The General Partner received $0, $0 and $741,000 in cash distributions for the year ended December 31, 1993, 1992 and 1991, respectively. In accordance with the partnership agreement, upon termination of the Partnership, the General Partner is required to restore any deficit balance in its capital account. During 1992, the General Partner elected to make an early contribution for such deficit capital balance. In addition, the General Partner is no longer receiving payment for its share of the cash available for distribution.

     The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from operations will also decline. As the cash generated by Partnership operations continues to decline, the rate of cash distributions made to limited partners will also decline. During 1993, the Partnership reduced the cash distributions to partners due to such decline in the cash available for distribution. It is anticipated that the Partnership will make distributions to partners during 1994 at approximately the same rate as those made during 1993.

     The Partnership has been adversely impacted by several factors that have caused them to achieve returns and recovery of investment in lower than anticipated amounts. The factors impacting the Partnership have been, the economic recession in the United States, the rate of obsolescence of computer equipment, the market demand and remarketability for equipment owned by the Partnership, aggressive manufacturer sales practices and a general unavailability of debt to companies. All of these factors have resulted in the decline in revenues and the reduced distributions to partners.

     Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's ongoing operational expenses and debt service.

      Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                PHOENIX LEASING CASH DISTRIBUTION FUND II

                      YEAR ENDED DECEMBER 31, 1993

                         REPORT OF INDEPENDENT AUDITORS


The Partners
Phoenix Leasing Cash Distribution Fund II

We have audited the financial statements of Phoenix Leasing Cash Distribution Fund II (a California limited partnership) listed in the accompanying index to financial statements (Item 14(a)). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects the financial position of Phoenix Leasing Cash Distribution Fund II at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.


San Francisco, California                               ERNST & YOUNG
January 20, 1994

                    PHOENIX LEASING CASH DISTRIBUTION FUND II
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                                                  December 31,
                                                               1993       1992
ASSETS

Cash and cash equivalents                                   $2,032    $  1,459

Accounts receivable (net of allowance for losses on
 accounts receivable of $453 and $468 at December
 31, 1993 and 1992, respectively)                              262         623

Notes receivable (net of allowance for losses on
 notes receivable of $368 and $253 at December 31,
 1993 and 1992, respectively)                                1,960       2,972

Equipment on operating leases and held for lease
 (net of accumulated depreciation of $34,365 and
 $47,638 at December 31, 1993 and 1992, respectively)          641       2,890

Net investment in financing leases (net of
 allowance for early terminations of $0 and
 $4 at December 31, 1993 and  1992, respectively)              998       1,367

Capitalized acquisition fees (net of accumulated
 amortization of $6,681 and $6,559 at
 December 31, 1993 and 1992, respectively)                     191         305

In-substance foreclosed cable systems                          780          -

Other assets                                                    58         552

   Total Assets                                             $6,922     $10,168

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

 Accounts payable and accrued expenses                      $1,093     $ 1,824

 Notes payable                                                 174         465

   Total Liabilities                                         1,267       2,289

Partners' Capital:

 General Partner                                                63          47

 Limited Partners, 400,000 units authorized,
   386,308 units issued and 379,583 units
   outstanding at December 31, 1993 and 1992                 5,592       7,832

   Total Partners' Capital                                   5,655       7,879

   Total Liabilities and Partners' Capital                  $6,922     $10,168



[FN]
        The accompanying notes are an integral part of these statements.

                    PHOENIX LEASING CASH DISTRIBUTION FUND II
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)


                                             For the Years Ended December 31,
                                                1993        1992      1991
INCOME

 Rental income                                $3,779     $ 7,072   $12,077

 Gain on sale of equipment                     1,450       1,804     1,641

 Interest income, notes receivable               294         451       163

 Equipment insurance settlement                   -        1,235        -

 Other income                                     90         144       409

   Total Income                                5,613      10,706    14,290


EXPENSES

 Depreciation                                  1,888       8,471    13,630

 Amortization of acquisition fees                122         445       858

 Lease related operating expenses              1,081       2,116     3,853

 Management fees to General Partner              230         459       646

 Interest expense                                 18          -          1

 Provision for losses on receivables             111         111        71

 Reimbursed administrative costs to
   General partner                               133         174       289

 Other expenses                                  460         470       371

   Total Expenses                              4,043      12,246    19,719


NET INCOME (LOSS)                             $1,570     $(1,540)  $(5,429)

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT                             $    4     $    (4)  $   (14)

NET INCOME (LOSS)

 General Partner                              $   16     $   (15)  $   (54)

 Limited Partners                              1,554      (1,525)   (5,375)

                                              $1,570     $(1,540)  $(5,429)



[FN]
        The accompanying notes are an integral part of these statements.

                    PHOENIX LEASING CASH DISTRIBUTION FUND II
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)


                                        General
                                        Partner's Limited Partners' Total
                                         Amount   Units     Amount  Amount

Balance, December 31, 1990            $  (736)  382,384  $ 43,272 $ 42,536

Distributions to partners ($37 per
 limited partnership unit)               (741)       -    (14,071) (14,812)

Redemptions of capital                     -     (2,010)     (174)    (174)

Net loss                                  (54)       -     (5,375)  (5,429)

Balance, December 31, 1991             (1,531)  380,374    23,652   22,121

Partners' contributions                 1,404        -         -     1,404

Distributions to partners ($38 per
 limited partnership unit)                 -         -    (14,269) (14,269)

Redemptions of capital                     -       (791)      (26)     (26)

Reversal of 1991 General Partner
 distributions accrued but not
 paid                                     189        -         -       189

Net loss                                  (15)       -     (1,525)  (1,540)

Balance, December 31, 1992                 47   379,583     7,832    7,879

Distributions to partners ($10 per
 limited partnership unit)                 -         -     (3,794)  (3,794)

Net income                                 16        -      1,554    1,570

Balance, December 31, 1993            $    63   379,583  $  5,592 $  5,655


















[FN]
        The accompanying notes are an integral part of these statements.

                    PHOENIX LEASING CASH DISTRIBUTION FUND II
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                             For the Years Ended December 31,
                                              1993        1992        1991
Operating Activities:
 Net income (loss)                         $ 1,570     $ (1,540)  $ (5,429)
 Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
    Depreciation                             1,888        8,471     13,630
    Amortization of acquisition fees           122          445        858
    Gain on sale of equipment               (1,450)      (1,804)    (1,641)
    Gain on equipment insurance
     settlement                                 -        (1,235)        -
    Provision for early termination,
     financing leases                           (4)           1          7
    Provision for losses on notes
     receivable                                115          110         64
    Gain on sale of marketable
     securities                                 -            (2)      (196)
    Decrease in accounts receivable            361          296      1,543
    Decrease in accounts payable and
     accrued expenses                         (729)        (590)      (821)
    Decrease in other assets                   494          314        166
    Interest income added to principal
     on notes receivable                        -           (97)      (133)
 Net cash provided by operating
   activities                                2,367        4,369      8,048

Investing Activities:
 Principal payments, financing leases          519          875      2,115
 Principal payments, notes receivable          117           26        544
 Proceeds from sale of equipment             1,857        3,520      6,328
 Proceeds from equipment insurance
   settlement                                   -         1,273         -
 Proceeds from payoff of notes
   receivable                                   -            -         543
 Proceeds from sale of marketable
   securities                                   -            44        196
 Purchase of equipment                          (7)          -      (1,681)
 Investment in financing leases               (185)        (221)    (1,023)
 Investment in notes receivable                 -            -        (166)
 Investment in marketable securities            -           (42)        -
 Payment of acquisition fees                   (10)         (12)      (109)
 Net cash provided by investing
   activities                                2,291        5,463      6,747

Financing Activities:
 Partners' contributions                        -         1,404         -
 Payments of principal, notes payable         (291)          -        (156)
 Proceeds from notes payable                    -           465         -
 Redemptions of capital                         -           (26)      (174)
 Distributions to partners                  (3,794)     (14,269)   (14,623)
 Net cash used by financing
   activities                               (4,085)     (12,426)   (14,953)



[FN]
        The accompanying notes are an integral part of these statements.

                    PHOENIX LEASING CASH DISTRIBUTION FUND II
                      STATEMENTS OF CASH FLOWS (continued)
                             (Amounts in Thousands)

                                             For the Years Ended December 31,
                                              1993        1992        1991

Increase (decrease) in cash and cash
 equivalents                               $   573     $ (2,594)  $   (158)
Cash and cash equivalents, beginning
 of period                                   1,459        4,053      4,211
Cash and cash equivalents, end of
 period                                    $ 2,032     $  1,459   $  4,053

Supplemental Cash Flow Information:
 Cash paid for interest expense            $    18     $     -    $      1











































[FN]
        The accompanying notes are an integral part of these statements.

                    PHOENIX LEASING CASH DISTRIBUTION FUND II

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1993


Note 1.   Organization and Partnership Matters.

    Phoenix Leasing Cash Distribution Fund II, a California limited partnership (the "Partnership"), was formed on June 28, 1984, to invest in capital equipment of various types and to lease such equipment to third parties on either a long-term or short-term basis, and to provide financing to emerging growth companies and cable television system operators. The Partnership's minimum investment requirements were met November 24, 1986. The Partnership's termination date is December 31, 1997.

     For financial reporting purposes, Partnership income shall be allocated as follows: (a) first, to the General Partner until the cumulative income so allocated is equal to the cumulative distributions to the General Partner, (b) second, before redemption fees, 1% to the General Partner and 99% to the Limited Partners until the cumulative income so allocated is equal to any cumulative Partnership loss and syndication expenses for the current and all prior accounting periods, and (c) the balance, if any, to the Unit Holders. All Partnership losses shall be allocated, before redemption fees, 1% to the General Partner and 99% to the Unit Holders.

     The General Partner is entitled to receive 5% of all cash distributions until the Limited Partners have recovered their initial capital contributions plus a cumulative return of 12% per annum. Thereafter, the General Partner will receive 15% of all cash distributions. In the event the General Partner has a deficit balance in its capital account at the time of partnership liquidation, it will be required to contribute the amount of such deficit to the Partnership. During the year ended December 31, 1992, the General Partner elected to make an early contribution of $1,404,000, and the $189,000 in accrued distributions to the General Partner at December 31, 1991 was reversed. In addition, the General Partner did not draw its share of the 1993 and 1992 cash available for distribution.

     As compensation for management services, the General Partner receives a fee payable quarterly, in an amount equal to 3.5%, subject to certain limitations, of the Partnership's gross revenues for the quarter from which such payment is being made, which revenues shall include, but are not limited to, rental receipts, maintenance fees, proceeds from the sale of equipment and interest income.

     The General Partner will be compensated for services performed in connection with the analysis of assets available to the Partnership, the selection of such assets and the acquisition thereof, including obtaining lessees for the equipment, negotiating and concluding master lease agreements with certain lessees. As compensation for such acquisition services, the General Partner will receive a fee equal to 4%, subject to certain limitations, of (a) the purchase price of equipment acquired by the Partnership, or equipment leased to customers

                    PHOENIX LEASING CASH DISTRIBUTION FUND II

                                DECEMBER 31, 1993


Note 1.   Organization and Partnership Matters (continued).

by manufacturers, the financing for which is provided by the Partnership, or (b) financing provided to businesses such as cable operators, emerging growth companies, or security monitoring system companies, payable upon such acquisition or financing, as the case may be. As of December 31, 1993, $6,872,000 had been paid or accrued to the General Partner for its acquisition fee. Acquisition fees are amortized over the life of the assets principally on a straight-line basis.

     Phoenix Securities, Inc., an affiliate of the General Partner, has contracted with or employs certain persons who have performed wholesaling activities in connection with the offering of the units through broker-dealers. As of December 31, 1993, $1,336,000 has been paid or accrued to Phoenix Securities, Inc.


Note 2.   Summary of Significant Accounting Policies.

     Leasing Operations. The Partnership's leasing operations consist of both financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease, the excess of net rentals receivable and estimated residual value at the end of the lease term, over the cost of equipment leased. Unearned income is credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Initial direct costs of consummating new leases are capitalized and included in the cost of equipment.

        Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost and depreciated primarily on an accelerated depreciation method over the estimated useful life of six years, except for equipment leased under vendor agreements, which is depreciated on a straight-line basis over the estimated useful life, ranging up to six years.

        The Partnership's policy is to review periodically the expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Although remarketing rental rates are expected to decline in the future with respect to some of the Partnership's rental equipment, such rentals are expected to exceed projected expenses and depreciation. Where reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed expenses in any future period, the Partnership revises its depreciation policy and accelerates depreciation as appropriate. As a result of such periodic

                    PHOENIX LEASING CASH DISTRIBUTION FUND II

                                DECEMBER 31, 1993


Note 2.   Summary of Significant Accounting Policies (continued).

reviews, the Partnership recognized additional depreciation expense of $0, $12,000 and $1,812,000 ($0, $.03 and $4.75 per limited partnership unit) for the years ended December 31, 1993, 1992 and 1991, respectively.

        Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

     Non Cash Investing Activities. During the year ended December 31, 1993, the Partnership reclassified two foreclosed notes receivable from Notes Receivable to Investment in Foreclosed Cable Systems on the balance sheet. The amount of such reclassification was $780,000.

     Reclassification. Certain 1992 and 1991 amounts have been reclassified to conform to the 1993 presentation.

     Cash and Cash Equivalents. This includes deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days.

     Credit and Collateral. The Partnership's activities have been concentrated in the equipment leasing and financing industry. A credit evaluation is performed by the General Partner for all leases and loans made, with the collateral requirements determined on a case-by-case basis. The Partnership's loans are generally secured by the equipment or assets financed and, in some cases, other collateral of the borrower. In the event of default, the Partnership has the right to foreclose upon the collateral used to secure such loans.


Note 3.   Accounts Receivable.

     Accounts receivable consist of the following at December 31:

                                                  1993          1992
                                                 (Amounts in Thousands)

     Lease payments                              $ 636        $  920
     Other                                          79           168
     Interest                                       -              3
                                                   715         1,091

     Less: allowance for doubtful
             accounts receivable                  (453)         (468)

        Total                                    $ 262         $ 623

                    PHOENIX LEASING CASH DISTRIBUTION FUND II

                                DECEMBER 31, 1993


Note 4.   Notes Receivable.

     Notes receivable consist of the following at December 31:

                                                   1993        1992
                                                (Amounts in Thousands)

   Notes receivable from cable television system
    operators with stated interest ranging from
    17% to 19% per annum, receivable in installments
    ranging from 60 to 108 months, collateralized
    by a security interest in the cable system
    assets.  These notes have a graduated
    repayment schedule followed by a
    balloon payment.                             $2,282      $3,176

   Notes receivable from security monitoring
    companies with stated interest at 16% per
    annum, with payments to be taken out of the
    monthly payments received from assigned
    contracts, collateralized by all assets of
    the borrower.  At the end of 48 months, the
    remaining balance, if any, is due and payable.   46          49
                                                  2,328       3,225

   Less:  allowance for losses on notes
           receivable                              (368)       (253)

    Total                                        $1,960      $2,972


     The Partnership's notes receivable to cable television system operators provide a payment rate in an amount that is usually less than the contractual interest rate.  The difference between the payment rate and the contractual interest rate is added to the principal and therefore deferred until the maturity date of the note.  Upon maturity of the note, the original principal and deferred interest is due and payable in full.  Although the contractual interest rates may be higher, effective January 1, 1993, the amount of interest being recognized on the Partnership's outstanding notes receivable to cable television system operators is being limited to the amount of the payments received, thereby deferring the recognition of a portion of the deferred interest until the loan is paid off.  During 1992 and 1991, the Partnership had been limiting the amount of interest income to 16% on these notes receivable.

                    PHOENIX LEASING CASH DISTRIBUTION FUND II

                                DECEMBER 31, 1993


Note 5.   Equipment on Operating Leases and Investment in Financing
          Leases.

     Equipment on lease consists primarily of computer peripheral equipment, computer mainframes and reproduction equipment.

     The Partnership's operating leases are for initial lease terms of approximately 12 to 48 months. During the remaining terms of existing operating leases, the Partnership will not recover all of the undepreciated cost and related expenses of its rental equipment, and therefore must remarket a portion of its equipment in future years.

     The Partnership has agreements with some of the manufacturers of its equipment, whereby such manufacturers will undertake to remarket off-lease equipment on a best-efforts basis. This agreement permits the Partnership to assume the remarketing function directly if certain conditions contained in the agreements are not met. For their remarketing services, the manufacturers are paid a percentage of net monthly rentals.

     The Partnership has entered into direct lease arrangements with lessees consisting of Fortune 1000 companies and other businesses in different industries located throughout the United States. Generally, it is the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administers the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.

     The net investment in financing leases consists of the following at December 31:

                                                 1993           1992
                                                 (Amounts in Thousands)

     Minimum lease payments to be received      $ 959         $1,380
     Estimated residual value of leased
       equipment (unguaranteed)                   140            175
     Less:  unearned income                      (101)          (184)
            allowance for early termination        -              (4)

     Net investment in financing leases         $ 998         $1,367


     Minimum rentals to be received on noncancellable operating and financing leases for the years ended December 31 are as follows:

                    PHOENIX LEASING CASH DISTRIBUTION FUND II

                                DECEMBER 31, 1993


Note 5. Equipment on Operating Leases and Investment in Financing Leases (continued).
                                                  Operating    Financing
                                                  (Amounts in Thousands)

     1994 . . . . . . . . . . . . . . . . . .       $  862      $451
     1995 . . . . . . . . . . . . . . . . . .          171       349
     1996   . . . . . . . . . . . . . . . . .          136       159
     1997 . . . . . . . . . . . . . . . . . .           32        -
     1998 and future  . . . . . . . . . . . .           16        -

     Total                                          $1,217      $959

     The Partnership receives contingent monthly rental payments on its reproduction equipment that is not included in the minimum rentals to be received. The contingent monthly rentals consist of a monthly rental payment that is based upon actual machine usage. The monthly usage charge included in income for the years ended December 31, 1993, 1992 and 1991 was $640,000, $978,000 and $1,370,000, respectively.

     The net book value of equipment held for lease at December 31, 1993 and 1992 amounted to $40,000 and $549,000, respectively.

     The General Partner, on behalf of the Partnership and sixteen other affiliated partnerships, filed suit against one manufacturer of its equipment. The partnerships allege that this manufacturer breached certain agreements with respect to the equipment portfolios. The suit seeks damages and attorney's fees in unspecified amounts. The Partnership will recognize any such amounts in income when received.


Note 6.   In-Substance Foreclosed Cable Systems.

     The Partnership has reclassified two nonperforming outstanding notes receivable from cable television system operators to In-Substance Foreclosed Cable Systems where in-substance foreclosure has occurred. Upon reclassification, these notes are recorded at the lower of their carrying value or estimated fair market value of the cable system. The Partnership, along with other affiliated partnerships managed by the General Partner, has a total carrying value in these cable systems of $1,399,000. The net carrying value of the Partnership's investment is $780,000 which represents a 56% pro rata interest in the total investment.

     In order to maximize the recovery of the Partnership's investment, the General Partner anticipates that upon foreclosure, it will hold and manage the operations of the foreclosed cable systems, on behalf of the partnerships, until such time that the General Partner can sell the cable television systems.

                    PHOENIX LEASING CASH DISTRIBUTION FUND II

                                DECEMBER 31, 1993


Note 7.   Accounts Payable and Accrued Expenses.

     Accounts payable and accrued expenses consist of the following at December 31:

                                                   1993         1992
                                                (Amounts in Thousands)

     Equipment lease operations                 $  732        $1,173
     Sales tax                                     257           268
     General Partner and affiliates                 38           228
     Security deposits                               8            82
     Other                                          57            73
     Accrued interest                                1            -

        Total                                   $1,093        $1,824


Note 8.   Notes Payable.

     Notes payable consist of the following at December 31:

                                                   1993         1992
                                                 (Amounts in Thousands)

   Note payable to a bank, collateralized by
    leased equipment, non-recourse to the other
    assets of the Partnership, with interest of
    4.75% per annum, payable in 22 monthly
    installments through August 1, 1994            $174         $465


Principal payments of $174,000 are due in 1994.


Note 9.   Income Taxes.

     Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

     In 1993, the Partnership adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). One of the requirements of SFAS 109 is for a public enterprise that is not subject to income taxes, because its income is taxed directly to its owners, to disclose the net difference between the tax basis and the reported amounts of the enterprise's assets and liabilities.

                    PHOENIX LEASING CASH DISTRIBUTION FUND II

                                DECEMBER 31, 1993


Note 9.   Income Taxes (continued).

     The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities at December 31, 1993 are as follows:

                    Reported Amounts  Tax Basis    Net Difference

     Assets          $6,922,000       $7,966,000   $(1,044,000)

     Liabilities      1,267,000        1,267,000             0


Note 10.  Related Entities.

     The General Partner and its affiliates serves in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.


Note 11.  Reimbursed Costs to the General Partner.

     The General Partner incurs certain administrative costs, such as data processing, investor and lessee communications, lease administration, accounting, equipment storage and equipment remarketing, for which it is reimbursed by the Partnership. These expenses incurred by the General Partner are to be reimbursed at the lower of the actual costs or an amount equal to 90% of the fair market value for such services. The reimbursed costs to the General Partner for the years ended December 31 are as follows:

                                           1993      1992       1991
                                            (Amounts in Thousands)

     General administration               $139       $179       $289
     Equipment remarketing and
       administrative                       81        168        565
     Data processing                        14         20         43

       Totals                             $234       $367       $897

     In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).

                    PHOENIX LEASING CASH DISTRIBUTION FUND II

                                DECEMBER 31, 1993


Note 12. Net Income (Loss) and Distributions per Limited Partnership
         Unit.

     Net income (loss) and distributions per limited partnership unit were based on the Limited Partners' share of net income (loss) and distributions, and the weighted average number of units outstanding of 379,583, 380,133 and 381,453 for the years ended December 31, 1993, 1992 and 1991, respectively. For the purposes of allocating income (loss) and distributions to each individual Limited Partner, the Partnership allocates net income (loss) and distributions based upon each respective Limited Partner's ending capital account balance.


Note 13. Subsequent Events.

     In January 1994, cash distributions of $957,000 were made to the Limited Partners.

Item 9.   Disagreements on Accounting and Financial Disclosure
          Matters.

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The registrant is a limited partnership and, therefore, has no executive officers or directors. The general partner of the registrant is Phoenix Leasing Incorporated, a California corporation. The directors and executive officers of Phoenix Leasing Incorporated (PLI) are as follows:

     GUS CONSTANTIN, age 56, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

     PARITOSH K. CHOKSI, age 40, is Senior Vice President, Chief Financial Officer, Treasurer and a Director of PLI. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

     GARY W. MARTINEZ, age 43, is Senior Vice President and a Director of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

     BRYANT J. TONG, age 39, is Senior Vice President, Financial Operations of
PLI.  He has been with PLI since 1982. Mr. Tong is responsible   for   investor
services  and  overall  company  financial operations.  He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting.  Prior to his association with PLI,
Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil
Corporation for two years and was an auditor with Ernst & Whinney (succeeded by
Ernst & Young) from 1977 through 1980.  Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

Item 10.  Directors and Executive Officers of the Registrant
          (continued).

     Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

     Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

        Phoenix Leasing American Business Fund, L.P.
        Phoenix Leasing Cash Distribution Fund V, L.P.
        Phoenix Income Fund, L.P.
        Phoenix High Tech/High Yield Fund
        Phoenix Leasing Cash Distribution Fund IV
        Phoenix Leasing Cash Distribution Fund III
        Phoenix Leasing Cash Distribution Fund
        Phoenix Leasing Capital Assurance Fund
        Phoenix Leasing Income Fund VII
        Phoenix Leasing Income Fund VI
        Phoenix Leasing Growth Fund 1982
        Phoenix Leasing Income Fund 1982-4
        Phoenix Leasing Income Fund 1982-3
        Phoenix Leasing Income Fund 1982-2
        Phoenix Leasing Income Fund 1982-1
        Phoenix Leasing Income Fund 1981
        Phoenix Leasing Income Fund 1980
        Phoenix Leasing Income Fund 1977 and
        Phoenix Leasing Income Fund 1975


Item 11.  Executive Compensation.

     Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner.

     (A)             (B)                  (C)                   (D)

                                                           Aggregate of
Name of           Capacities        Cash and cash-         contingent
Individual or     in which          equivalent forms       forms of
persons in group  served            of remuneration        remuneration

                               (C1)             (C2)
                                             Securities or
                           Salaries, fees,   property insurance
                           directors' fees,  benefits or reim-
                           commissions and   bursement, personal
                           bonuses           benefits
                                     (Amounts in Thousands)

Phoenix Leasing
 Incorporated  General Partner  $238(1)            $0            $0

(1) consists of management and acquisition fees.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

     (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of any class of voting securities of the Registrant.

     (b) The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:


         (1)                        (2)                       (3)
     Title of Class        Amount Beneficially Owned    Percent of Class

   General Partner   Represents a 5% interest in the          100%
   Interest          Registrant's profits and distributions,
                     until the Limited Partners have
                     recovered their capital contributions
                     plus a cumulative return of 12% per
                     annum, compounded quarterly, on the
                     unrecovered portion thereof. Thereafter, the General Partner will receive 15% interest in the Registrant's profits and distributions.


Item 13.  Certain Relationships and Related Transactions.

     None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.

                                                            Page No.
(a)       1.   Financial Statements for the year ended
               December 31, 1993:

               Balance Sheets as of December 31, 1993
                 and 1992                                       14
               Statements of Operations for the
                 Years Ended December 31, 1993, 1992
                 and 1991                                       15
               Statements of Partners' Capital for the
                 Years Ended December 31, 1993, 1992
                 and 1991                                       16
               Statements of Cash Flows for the Years
                 ended December 31, 1993, 1992 and 1991         17
               Notes to Financial Statements               19 - 27

          2.   Financial Statement Schedules:

               Schedule V - Property, Plant, and Equipment      34
               Schedule VI - Accumulated Depreciation and
                  Amortizable Costs of Equipment                35
               Schedule VIII - Valuation and Qualifying
                  Accounts and Reserves                         36

               All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PHOENIX LEASING CASH DISTRIBUTION FUND II
                                            (Registrant)

                              BY:  PHOENIX LEASING INCORPORATED,
                                   A CALIFORNIA CORPORATION
                                   GENERAL PARTNER


     Date: March 29, 1994     BY:  /S/ GUS CONSTANTIN, President
                                   Gus Constantin, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                Title                      Date

/S/ GUS CONSTANTIN        President, Chief Executive    March 29, 1994
(Gus Constantin)          Officer and a Director of
                          Phoenix Leasing Incorporated,
                          General Partner

/S/ PARITOSH K. CHOKSI    Chief Financial Officer       March 29, 1994
(Paritosh K. Choksi)      Senior Vice President
                          Treasurer and a Director of
                          Phoenix Leasing Incorporated
                          General Partner

/S/ BRYANT J. TONG        Senior Vice President,        March 29, 1994
(Bryant J. Tong)          Financial Operations
                          (Principal Accounting Officer)
                          Phoenix Leasing Incorporated
                          General Partner

/S/ GARY W. MARTINEZ      Senior Vice President and     March 29, 1994
(Gary W. Martinez)        a Director of
                          Phoenix Leasing Incorporated
                          General Partner

/S/ MICHAEL K. ULYATT     Partnership Controller        March 29, 1994
(Michael K. Ulyatt)        Phoenix Leasing Incorporated
                          General Partner



                                   PHOENIX LEASING CASH DISTRIBUTION FUND II

                                                  SCHEDULE V
                                            (Amounts in Thousands)



     SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT


     COLUMN A                  COLUMN B       COLUMN C      COLUMN D     COLUMN E         COLUMN F
     Classification            Balance at     Additions at  Retirements  Other Changes -  Balance at
                               Beginning of   Cost                       Add (Deduct) -   End of
                               Period                                    Describe -       Period
     Year ended
       December 31, 1991
         Equipment on
         operating leases      $ 85,713       $1,681        $21,302      $  894(1)        $66,986

     Year ended
       December 31, 1992
         Equipment on
         operating leases      $ 66,986       $    0        $16,893      $  435(1)        $50,528

     Year ended
       December 31, 1993
         Equipment on
         operating leases      $ 50,528       $    7        $15,568      $   39(1)        $35,006


     (1) Net recovered and unrecovered costs of equipment reclassified from financing to operating leases.

                                                                                     Page 35 of 36

                                   PHOENIX LEASING CASH DISTRIBUTION FUND II
                                                  SCHEDULE VI
                                            (Amounts in Thousands)

     SCHEDULE VI - ACCUMULATED DEPRECIATION
     COLUMN A                    COLUMN B      COLUMN C     COLUMN D     COLUMN E         COLUMN F
     Description                 Balance at    Additions    Retirements  Other Changes -  Balance at
                                 Beginning of  Charged to                Add (Deduct) -   End of Period
                                 Period        Costs and                 Describe -
                                               Expenses
     Year ended
     December 31, 1991
      Equipment on
      operating leases:
        Accumulated depreciation  $57,287      $13,630      $16,615      $   7  (1)         $54,309


     Year ended
     December 31, 1992
      Equipment on
      operating leases:
        Accumulated depreciation  $54,309      $ 8,471      $15,140      $  (2) (1)         $47,638


     Year ended
     December 31, 1993
      Equipment on
      operating leases:
        Accumulated depreciation  $47,638      $ 1,888      $15,161      $   0              $34,365


     (1)  This amount represents the application (reversal) of the allowance for loss for early termination of reclassified financing leases.



                                   PHOENIX LEASING CASH DISTRIBUTION FUND II

                                                 SCHEDULE VIII
                                            (Amounts in Thousands)

     SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
     COLUMN A                       COLUMN B       COLUMN C      COLUMN D      COLUMN E        COLUMN F
     Classification                 Balance at     Charged to    Charged to    Deductions      Balance at
                                    Beginning of   Expense       Revenue                       End of
                                    Period                                                     Period
     Year ended December 31, 1991
      Allowance for losses on accounts
        receivable                     $783         $  0            $0          $255             $528
      Allowance for loss from early
        termination of financing
        leases                            1            7             0             7                1
      Allowance for losses on notes
        receivable                       79           64             0             0              143

        Totals                         $863         $ 71            $0          $262             $672

     Year ended December 31, 1992
      Allowance for losses on accounts
        receivable                     $528         $  0            $0          $ 60             $468
      Allowance for loss from early
        termination of financing
        leases                            1            1             0            (2)               4
      Allowance for losses on notes
        receivable                      143          110             0             0              253

        Totals                         $672         $111            $0          $ 58             $725

     Year ended December 31, 1993
      Allowance for losses on accounts
        receivable                     $468         $  0            $0          $ 15             $453
      Allowance for loss from early
        termination of financing
        leases                            4            0             4             0                0
      Allowance for losses on notes
        receivable                      253          115             0             0              368

        Totals                         $725         $115            $4          $ 15             $821