Form 10-Q
period 1994-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND II
filed 1994-05-13
CIK 798905

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly period ended March 31, 1994


                                      OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from ________ to _______.



                        Commission file number 0-15287



                   PHOENIX_LEASING_CASH_DISTRIBUTION_FUND_II
                                  Registrant


_____California______                                 ______68-0032426______
State of Jurisdiction                                  IRS Employer I.D. No.


             2401_Kerner_Boulevard,_San_Rafael,_California___94901
              Address of Principal Executive Offices    Zip Code


                          _____(415)_485-4500_______
                          Registrant's Telephone No.







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.


                        YES ___X___       NO _______

                          Part_I._Financial_Information

                    PHOENIX LEASING CASH DISTRIBUTION FUND II
                                 BALANCE SHEETS
                 (Amounts in Thousands except for Unit Amounts)
                                   (Unaudited)
                                                   March 31,        December 31,
                                                      1994             1993
                                                   ---------         ---------
                                 ASSETS

Cash and cash equivalents                         $   1,912         $   2,032

Accounts receivable (net of allowance for losses on
  accounts receivable of $454 and $453 at March 31,
  1994 and December 31, 1993, respectively)              49               262

Notes receivable (net of allowance for losses on
  notes receivable of $368 at March 31, 1994 and
  December 31, 1993)                                  1,954             1,960

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $31,169 and
  $34,365 at March 31, 1994 and December 31, 1993,
  respectively)                                         536               641

Net investment in financing leases                      896               998

Capitalized acquisition fees (net of accumulated
  amortization of $6,691 and $6,681 at March 31,
  1994 and December 31, 1993, respectively)             181               191

Notes receivable, in-substance foreclosed               755               780

Other assets                                             98                58
                                                   ---------         ---------
    Total Assets                                  $   6,381         $   6,922
                                                   =========         =========

                   LIABILITIES_AND_PARTNERS'_CAPITAL
Liabilities

  Accounts payable and accrued expenses           $   1,071         $   1,093

  Notes payable                                         108               174
                                                   ---------         ---------
    Total Liabilities                                 1,179             1,267
                                                   ---------         ---------

Partners' Capital

  General Partner                                        68                63

  Limited Partners, 400,000 units authorized,
    386,308 units issued and 379,583 units
    outstanding at March 31, 1994 and December
    31, 1993                                          5,134             5,592
                                                   ---------         ---------
    Total Partners' Capital                           5,202             5,655
                                                   ---------         ---------
    Total Liabilities and Partners' Capital       $   6,381         $   6,922
                                                   =========         =========

        The accompanying notes are an integral part of these statements.

                    PHOENIX LEASING CASH DISTRIBUTION FUND II
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands except for Per Unit Amounts)
                                   (Unaudited)

                                            Three Months Ended
                                                 March 31,
                                             1994       1993
                                           --------   --------

INCOME

  Rental income                           $    520     $  1,053

  Gain on sale of equipment                    391          630

  Interest income, notes receivable             80           74

  Gain on sale of marketable securities        100           -

  Other income                                  10           61
                                           --------     --------
      Total Income                           1,101        1,818
                                           --------     --------

EXPENSES

  Depreciation                                 108          787

  Amortization of acquisition fees              10           46

  Lease related operating expenses             285          326

  Management fees to General Partner            42           72

  Reimbursed administrative costs
    to General Partner                          34           36

  Interest expense                               1            9

  Provision for losses on receivables           -            29

  Legal expense                                 67           43

  Other expenses                                51           47
                                           --------     --------
      Total Expenses                           598        1,395
                                           --------     --------
NET INCOME                                $    503     $    423
                                           ========     ========
NET INCOME PER LIMITED
  PARTNERSHIP UNIT                        $      1     $      1
                                           ========     ========
DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                        $      3     $      3
                                           ========     ========
ALLOCATION OF NET INCOME:
  General Partner                         $      5     $      4
  Limited Partners                             498          419
                                           --------     --------
                                          $    503     $    423
                                           ========     ========
        The accompanying notes are an integral part of these statements.

                    PHOENIX LEASING CASH DISTRIBUTION FUND II
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                             1994       1993
                                                           --------   --------
Operating_Activities:
  Net income                                              $    503   $    423
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                               108        787
    Amortization of acquisition fees                            10         46
    Gain on sale of equipment                                 (391)      (630)
    Gain on sale of marketable securities                     (100)        -
    Provision for losses on notes receivable                    -          29
    Decrease in accounts receivable                            213        427
    Decrease in accounts payable and accrued expenses          (22)      (179)
    Decrease (increase) in other assets                        (40)       152
                                                          ---------  ---------
Net cash provided by operating activities                      281      1,055
                                                          ---------  ---------
Investing_Activities:
  Principal payments, financing leases                         102        143
  Principal payments, notes receivable                          31          8
  Proceeds from sale of equipment                              398        811
  Proceeds from sale of marketable securities                  100         -
  Purchase of equipment                                        (10)       (62)
  Payment of acquisition fees                                   -          (5)
                                                          ---------  ---------
Net cash provided by investing activities                      621        895
                                                          ---------  ---------
Financing_Activities:
  Payments of principal, notes payable                         (66)      (103)
  Distributions to partners                                   (956)      (954)
                                                          ---------  ---------
Net cash used by financing activities                       (1,022)    (1,057)
                                                          ---------  ---------
Increase (decrease) in cash and cash equivalents              (120)       893

Cash and cash equivalents, beginning of period               2,032      1,459
                                                          ---------  ---------
Cash and cash equivalents, end of period                  $  1,912   $  2,352
                                                          =========  =========

Supplemental_Cash_Flow_Information:
  Cash paid for interest expense                          $      1   $      8
                                                          ---------  ---------

        The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND II
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


Note_1. The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial state-ments and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.


Note_2.__Reclassification:

         Reclassification - Certain 1993 amounts have been reclassified to conform to the 1994 presentation.


Note_3.__Income_Taxes:

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.


Note_4.__Net_Income_(Loss)_and_Distributions_Per_Limited_Partnership_Unit:

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 379,583 for the three months ended March 31, 1994 and 1993. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance.

Phoenix Leasing Cash Distribution Fund II

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

==============================================================================
                                                        Three Months Ended
                                                             March 31,
                                                          1994      1993
Description                                           (Amounts in Thousands)
- ------------------------------------------------------------------------------
Net income                                              $  503    $  423
Rental income                                              520     1,053
Gain on sale of equipment                                  391       630
Gain on sale of marketable securities                      100        -
Depreciation expense                                       108       787
===============================================================================

     The Partnership reported net income of $503,000 for the three months ended March 31, 1994 as compared to net income of $423,000 for the same period in 1993. The increase in net income is attributable to a $679,000 decrease in depreciation expense which in part is offset by a decrease in rental income of $533,000.

     Total revenues decreased by $717,000 for the three months ended March 31, 1994 compared to the same period in 1993. The decline is a result of a reduction in rental income. Rental income, as well as depreciation expense, decreased as a result of a reduction in the size of the equipment portfolio due to equipment sales. At March 31, 1994, the Partnership owned equipment with an aggregate original cost of $36.3 million, as compared to $51.6 million at March 31, 1993. As the Partnership continues to sell equipment upon expiration of the lease terms, it is anticipated that the equipment portfolio and rental income will continue to decrease. In addition to sales of equipment, depreciation expense also declined due to a large portion of the equipment portfolio having been fully depreciated.

     Another factor contributing to the reduction in total revenues is the decrease in gain on sale of equipment for the quarter ended March 31, 1994 compared to 1993. The Partnership realized a gain on sale of equipment of $391,000 and received proceeds from the sale of equipment of $398,000 for the three months ended March 31, 1994 compared to a $630,000 gain on sale of equipment and $811,000 in proceeds from the sale of equipment during the same period in 1993. The decline in gain and proceeds from sale of equipment is attributable to a decrease in sales activity. For the three months ended March 31, 1994, the Partnership sold equipment with an aggregate original cost of $3.7 million compared to $6.7 million during the same period in 1993.

     The decreases in rental income and gain on sale of equipment for the three months ended March 31, 1994 is partially offset by a gain on sale of marketable securities of $100,000. The Partnership had been granted stock warrants from several emerging growth companies as part of a lease/finance agreement. During the first quarter of 1994, the Partnership sold the stock of these emerging growth companies and received proceeds of $100,000.

Phoenix Leasing Cash Distribution Fund II

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

==============================================================================
                                                        Three Months Ended
                                                             March 31,
                                                          1994      1993
Description                                           (Amounts in Thousands)
- ------------------------------------------------------------------------------
MAJOR CASH SOURCES:
 Net cash provided by leasing and financing
   activities (1)                                       $  414    $1,206
 Proceeds from sale of equipment                           398       811
 Proceeds from sale of marketable securities               100        -


MAJOR CASH USES:
 Payments of principal, notes payable                       66       103
 Cash distributions to partners                            956       954

(1) Includes a per copy charge from the Partnership's reproduction equipment of $102,000 and $195,000 during 1994 and 1993, respectively.
===============================================================================

     The Partnership's primary source of liquidity comes from leasing and financing operations. The Partnership has contractual obligations with a well diversified group of lessees for fixed lease terms at fixed rental amounts and will also receive payments on its outstanding notes receivable. As the lease terms expire, the Partnership will continue to renew, remarket or sell the equipment. The future liquidity in excess of the remaining contractual obligations will depend upon the General Partner's success in re-leasing and selling the Partnership's equipment as it comes off lease.

     The net cash from leasing and financing activities decreased by $792,000 during the three months ended March 31, 1994 as compared to the same period in 1993. This decrease is attributable to the decrease in the amount of equipment owned by the Partnership.

     The Partnership's debt continues to decrease as the Partnership pays its monthly installments of principal and interest. The Partnership made payments of principal on its outstanding debt of $66,000 and $103,000 during the three months ended March 31, 1994 and 1993, respectively.

     During the three months ended March 31, 1994, the Partnership purchased $10,000 in equipment compared to $62,000 during the same period in 1993. The aggregate original cost of equipment owned by the Partnership at March 31, 1994 approximates $36.3 million as compared to $51.6 million at March 31, 1993. The $36.3 million of equipment owned at March 31, 1994 is classified as follows:
38% reproduction equipment, 28% computer peripheral equipment, 25% computer mainframes, 4% capital equipment leased to emerging growth companies, 4% telecommunications equipment and 1% small computer systems. The $51.6 million of equipment owned at March 31, 1993 was classified as follows: 57% computer peripheral equipment, 32% reproduction equipment, 6% capital equipment leased to emerging growth companies, 3% telecommunications equipment, 1% small computer systems and 1% computer mainframes.

Phoenix Leasing Cash Distribution Fund II

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

     In addition to acquiring equipment for lease to third parties, the Partnership has provided financing to cable television system operators, emerging growth companies, security monitoring companies and other businesses. The Partnership maintains a security interest in the equipment financed, the receivables due under any lease or rental agreement related to such equipment and in the cable television systems assets. Such security interest will give the Partnership the right, upon default to obtain possession of the assets. The aggregate original amount of outstanding financing provided by the Partnership approximates $4.2 million at March 31, 1994 and 1993. The $4.2 million of financing is classified as follows: 99% financing to cable television systems and 1% financing to security monitoring companies.

     The Partnership owned equipment held for lease with an original cost of $14,008,000 and a net book value of $60,000 at March 31, 1994, as compared to $16,126,000 and $229,000 at March 31, 1993. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

     The cash distributed to partners for the three months ended March 31, 1994 and 1993 is $956,000 and $954,000, respectively. In accordance with the Limited Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received distributions of $956,000 and $954,000 for the three months ended March 31, 1994 and 1993, respectively. The cumulative cash distributions to limited partners are $76,176,000 and $72,380,000 at March 31, 1994 and 1993, respectively. The General Partner did not receive distributions for the three months ended March 31, 1994 and 1993. While the General Partner is entitled to receive 5% of the cash distributions, it has voluntarily elected not to receive payment for its share of the cash available for distribution.

     The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from operations will also continue to decline. If the cash generated by Partnership operations continue to decline, the rate of cash distributions made to limited partners will also decline. It is anticipated that the Partnership will make distributions to partners during 1994 at approximately the same as those made during 1993.

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

     Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's on-going operational expenses.

                   PHOENIX LEASING CASH DISTRIBUTION FUND II

                                 March 31, 1994

                          Part_II._Other_Information



Item 1.   Legal_Proceedings

          Please see Item 3 of the Partnership's annual report for the year ended December 31, 1993 filed on Form 10-K.

Item 2.   Changes_in_Securities  Inapplicable.


Item 3.   Defaults_Upon_Senior_Securities  Inapplicable.


Item 4.   Submission_of_Matters_to_a_Vote_of_Securities_Holders  Inapplicable.


Item 5.   Other_Information  Inapplicable.


Item 6.   Exhibits_and_Reports_on_8-K

          a)    Exhibits:  None

          b)    Reports on 8-K:  None.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PHOENIX_LEASING_CASH_DISTRIBUTION_FUND_II
                                                    (Registrant)





_May_12,_1994_______               BY:  /S/Paritosh_K._Choksi_____________
                                            Paritosh K. Choksi
                                            Senior Vice President
                                            Chief Financial Officer
                                            Treasurer
                                            Phoenix Leasing Incorporated
                                            Corporate General Partner




_May_12,_1994_______               BY:  /S/Bryant_J._Tong_________________
                                            Bryant J. Tong
                                            Senior Vice President,
                                              Financial Operations
                                           (Principal Accounting Officer)
                                            Phoenix Leasing Incorporated
                                            Corporate General Partner




_May_12,_1994_______               BY:  /S/Gary_W._Martinez_______________
                                            Gary W. Martinez
                                            Senior Vice President
                                            Phoenix Leasing Incorporated
                                            Corporate General Partner




_May_12,_1994_______               BY:  /S/Michael_K._Ulyatt______________
                                            Michael K. Ulyatt
                                            Partnership Controller
                                            Phoenix Leasing Incorporated
                                            Corporate General Partner