Form 10-Q
period 1994-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND II
filed 1994-08-12
CIK 798905

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly period ended June 30, 1994


                                      OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from ________ to _______.



                        Commission file number 0-15287



                   PHOENIX LEASING CASH DISTRIBUTION FUND II
                                  Registrant


_____California______                                 ______68-0032426______
State of Jurisdiction                                  IRS Employer I.D. No.


             2401 Kerner Boulevard, San Rafael, California   94901
              Address of Principal Executive Offices    Zip Code


                                (415) 485-4500
                          Registrant's Telephone No.







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.


                        YES ___X___       NO _______

                          Part I. Financial Information

                          Item 1. Financial Statements
                    PHOENIX LEASING CASH DISTRIBUTION FUND II
                                 BALANCE SHEETS
                 (Amounts in Thousands except for Unit Amounts)
                                   (Unaudited)
[CAPTION]                                           June 30,        December 31,
                                                      1994              1993
                                                   ---------         ---------
                                 ASSETS
[S]                                               [C]               [C]
Cash and cash equivalents                         $   1,645         $   2,032

Accounts receivable (net of allowance for losses
  on accounts receivable of $446 and $453 at June
  30, 1994 and December 31, 1993, respectively)          -                262

Notes receivable (net of allowance for losses on
  notes receivable of $368 at June 30, 1994 and
  December 31, 1993)                                  1,947             1,960

Notes receivable, in-substance foreclosed               730               780

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $30,088 and
  $34,365 at June 30, 1994 and December 31, 1993,
  respectively)                                         400               641

Net investment in financing leases                      793               998

Capitalized acquisition fees (net of accumulated
  amortization of $6,702 and $6,681 at June 30,
  1994 and December 31, 1993, respectively)             170               191

Other assets                                             37                58
                                                   ---------         ---------
    Total Assets                                  $   5,722         $   6,922
                                                   =========         =========

                   LIABILITIES AND PARTNERS' CAPITAL
Liabilities

  Accounts payable and accrued expenses           $     956         $   1,093

  Notes payable                                          22               174
                                                   ---------         ---------
    Total Liabilities                                   978             1,267
                                                   ---------         ---------

Partners' Capital

  General Partner                                        73                63

  Limited Partners, 400,000 units authorized,
    386,308 units issued and 379,583 units
    outstanding at June 30, 1994 and December
    31, 1993                                          4,671             5,592
                                                   ---------         ---------
    Total Partners' Capital                           4,744             5,655
                                                   ---------         ---------
    Total Liabilities and Partners' Capital       $   5,722         $   6,922
                                                   =========         =========
[FN]    The accompanying notes are an integral part of these statements.

                    PHOENIX LEASING CASH DISTRIBUTION FUND II
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands except for Per Unit Amounts)
                                   (Unaudited)
[CAPTION]
                                    Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                     1994       1993         1994       1993
[S]                                --------   --------     --------   --------
INCOME
                                  [C]        [C]          [C]        [C]
  Rental income                   $    621   $  1,040     $  1,141   $  2,093

  Gain on sale of equipment            178        215          569        844

  Gain on sale of marketable
    securities                         102          -          203          -

  Interest income, notes receivable     80         74          159        148

  Other income                          37         30           47         54
                                   --------   --------     --------   --------
      Total Income                   1,018      1,359        2,119      3,139
                                   --------   --------     --------   --------
EXPENSES

  Depreciation                         110        574          217      1,361

  Amortization of acquisition fees      11         85           21        131

  Lease related operating expenses     217        263          501        589

  Management fees to General Partner    42         57           85        128

  Reimbursed administrative costs
    to General Partner                  31         34           65         70

  Interest expense                       1          4            2         13

  Provision for losses on receivables    -         29            -         58

  Legal expense                         76         52          143         95

  Other expenses                        51         92          103        102
                                   --------   --------     --------   --------
      Total Expenses                   539      1,190        1,137      2,547
                                   --------   --------     --------   --------
NET INCOME                        $    479   $    169     $    982   $    592
                                   ========   ========     ========   ========

NET INCOME PER LIMITED
  PARTNERSHIP UNIT                $   1.25   $    .44     $   2.56   $   1.54
                                   ========   ========     ========   ========
DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                $   2.47   $   2.47     $   4.99   $   4.98
                                   ========   ========     ========   ========
NET INCOME:
  General Partner                 $      5   $      2     $     10   $      6
  Limited Partners                     474        167          972        586
                                   --------   --------     --------   --------
                                  $    479   $    169     $    982   $    592
                                   ========   ========     ========   ========
[FN]    The accompanying notes are an integral part of these statements.

                    PHOENIX LEASING CASH DISTRIBUTION FUND II
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
[CAPTION]                                                   Six Months Ended
                                                                 June 30,
                                                             1994       1993
[S]                                                        --------   --------
Operating Activities:                                     [C]        [C]

  Net income                                              $    982   $    592

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation                                               217      1,361
    Amortization of acquisition fees                            21        131
    Gain on sale of equipment                                 (569)      (844)
    Provision for early termination, financing leases           -          -
    Provision for losses on accounts receivable                 -          -
    Provision for losses on notes receivable                    -          58
    Gain on sale of marketable securities                     (203)        -
    Decrease in accounts receivable                            262        319
    Decrease in accounts payable and accrued expenses         (137)      (523)
    Decrease in other assets                                    21        329
                                                          ---------  ---------
Net cash provided by operating activities                      594      1,423
                                                          ---------  ---------
Investing Activities:

  Principal payments, financing leases                         203        289
  Principal payments, notes receivable                          63         56
  Proceeds from sale of equipment                              605      1,084
  Proceeds from sale of marketable securities                  245         -
  Purchase of equipment                                        (10)        (7)
  Investment in financing leases                                -        (185)
  Investment in marketable securities                          (42)        -
  Payment of acquisition fees                                   -          (9)
                                                          ---------  ---------
Net cash provided by investing activities                    1,064      1,228
                                                          ---------  ---------
Financing Activities:

  Payments of principal, notes payable                        (152)      (144)
  Distributions to partners                                 (1,893)    (1,891)
                                                          ---------  ---------
Net cash used by financing activities                       (2,045)    (2,035)
                                                          ---------  ---------
Increase (decrease) in cash and cash equivalents              (387)       616

Cash and cash equivalents, beginning of period               2,032      1,459
                                                          ---------  ---------
Cash and cash equivalents, end of period                  $  1,645   $  2,075
                                                          =========  =========

Supplemental Cash Flow Information:

  Cash paid for interest expense                          $      3   $     10
                                                          ---------  ---------

[FN]    The accompanying notes are an integral part of these statements.

                   PHOENIX LEASING CASH DISTRIBUTION FUND II
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1. The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial state-ments and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.


Note 2.  Reclassification:

Reclassification - Certain 1993 amounts have been reclassified to conform to the 1994 presentation.


Note 3.  Income Taxes:

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.


Note 4. Net Income (Loss) and Distributions Per Limited Partnership Unit:

Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 379,583 for the six months ended June 30, 1994 and 1993. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance.

Phoenix Leasing Cash Distribution Fund II

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
==============================================================================
                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                      1994      1993         1994      1993
Description                                  (Amounts in Thousands)
- - ------------------------------------------------------------------------------
Net income                          $  479    $  169       $  982    $  592
Rental income                          621     1,040        1,141     2,093
Gain on sale of equipment              178       215          569       844
Gain on sale of marketable securities  102        -           203        -
Depreciation expense                   110       574          217     1,361
===============================================================================

     The Partnership reported net income of $479,000 and $982,000 for the three and six months ended June 30, 1994, respectively, compared to net income of $169,000 and $592,000 for the three and six months ended June 30, 1993, respectively. The increase in net income for both the three and six months ended June 30, 1994 compared to the same periods in 1993 is primarily attributable to a decrease in depreciation expense of $464,000 and $1,144,000, respectively. In addition to the decrease in depreciation expense, the Partnership also recognized a gain on sale of marketable securities of $102,000
and $203,000 for the three and six months ended June 30, 1994.   The decrease
in depreciation expense and the gain on sale of marketable securities are partially offset by a decline in rental income of $419,000 and $952,000 for the three and six months ended June 30, 1994 compared to the same periods in 1993.

     Total revenues decreased by $341,000 and $1,020,000 for the three and six months ended June 30, 1994, respectively, compared to the same periods in the prior year due primarily to the decreases in rental income and gain on sale of equipment. The decrease in rental income, as well as the decrease in depreciation expense, is attributable to a reduction in the size of the equipment portfolio due to equipment sales. At June 30, 1994, the Partnership owned equipment with an aggregate original cost of $34.7 million, as compared to $49 million at June 30, 1993. As the Partnership continues to sell equipment upon expiration of the lease terms, it is anticipated that the equipment portfolio and rental income will continue to decrease. In addition to sales of equipment, depreciation expense also has declined as a result of a larger portion of the equipment portfolio having been fully depreciated.

     Another factor contributing to the reduction in total revenues is the decrease in gain on sale of equipment for the three and six months ended June 30, 1994, as compared to the same periods in 1993. The Partnership realized a gain on sale of equipment of $178,000 and $569,000 and received proceeds from the sale of equipment of $207,000 and $605,000 for the three and six months ended June 30, 1994 as compared to a gain on sale of equipment of $215,000 and $844,000 and the receipt of proceeds of $273,000 and $1,084,000 for the three and six months ended June 30, 1993. The decline in gain and proceeds from sale of equipment is attributable to a decrease in sales activity. For the six months ended June 30, 1994, the Partnership sold equipment with an aggregate original cost of $5.2 million compared to $9.3 million during the same period in 1993.

     The decreases in rental income and gain on sale of equipment for the three and six months ended June 30, 1994 are partially offset by a gain on sale of marketable securities of $102,000 and $203,000 for the three and six months ended June 30, 1994.  The Partnership had been granted stock warrants from several emerging growth companies as part of a lease/finance agreement.  During

Phoenix Leasing Cash Distribution Fund II

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

the three and six months ended June 30, 1994, the Partnership sold the stock of these emerging growth companies and received proceeds of $145,000 and $245,000, respectively.

Liquidity and Capital Resources
===============================================================================
                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                      1994      1993         1994      1993
Description                                  (Amounts in Thousands)
- - -------------------------------------------------------------------------------
MAJOR CASH SOURCES:
 Net cash from leasing and
  financing activities (1)           $ 446    $  562       $  860    $1,768
 Proceeds from sale of equipment       207       273          605     1,084
 Proceeds from sale of marketable
  securities                           145        -           245        -
MAJOR CASH USES:
 Payments of principal, notes payable   86        41          152       144
 Cost of equipment acquired             -        130           10       192
 Cash distributions to partners        937       937        1,893     1,891

(1) Includes a per copy charge from the Partnership's reproduction equipment of $109,000 and $159,000 for the three months ended June 30, 1994 and 1993, respectively, and $211,000 and $354,000 for the six months ended June 30, 1994 and 1993, respectively.
===============================================================================

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

     The net cash from leasing and financing operations decreased by $116,000 and $908,000 during the three and six months ended June 30, 1994, respectively, as compared to the same periods in 1993. This decrease is due to the decline in rental income which is attributable to the reduction in the amount of equipment owned by the Partnership.

     The Partnership's debt continues to decrease as the Partnership pays its monthly installments of principal and interest. The Partnership made payments of principal of $86,000 and $152,000 for the three and six months ended June 30, 1994 on its outstanding debt compared to $41,000 and $144,000 for the three and six months ended June 30, 1993.

     During the six months ended June 30, 1994, the Partnership purchased
$10,000 in equipment compared to $192,000 during the same period in 1993.  The aggregate original cost of equipment owned by the Partnership at June 30, 1994 approximates $34.7 million, as compared to $49 million at June 30, 1993. The
$34.7 million of equipment owned at June 30, 1994 is classified as follows: 38%
reproduction equipment, 28% computer peripheral equipment, 26% computer mainframes, 4% capital equipment leased to emerging growth companies, 3%
telecommunications equipment and 1% small computer systems.  The $49 million of

Phoenix Leasing Cash Distribution Fund II

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (Continued)

equipment owned at June 30, 1993 was classified as follows: 56% computer peripheral equipment, 33% reproduction equipment, 6% capital equipment leased to emerging growth companies, 3% telecommunications equipment, 1% small computer systems and 1% computer mainframes.

     In addition to acquiring equipment for lease to third parties, the Partnership has provided financing to cable television system operators and security monitoring companies. The Partnership maintains a security interest in the equipment financed. Such security interest will give the Partnership the right, upon default to obtain possession of the assets. The aggregate original amount of outstanding financing provided by the Partnership approximates $4.2 million at June 30, 1994. The $4.2 million of financing is classified as follows: 99% financing to cable television systems and 1% financing to security monitoring companies.

     The Partnership owned equipment held for lease with an original cost of $13,389,000 and a net book value of $60,000 at June 30, 1994, as compared to $18,431,000 and $140,000, respectively at June 30, 1993. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

     The cash distributed to partners for the six months ended June 30, 1994 and 1993 was $1,893,000 and $1,891,000, respectively. In accordance with the Limited Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received distributions of $1,893,000 and $1,891,000 for the six months ended June 30, 1994 and 1993, respectively. The cumulative cash distributions to limited partners are $77,112,000 and $73,316,000 at June 30, 1994 and 1993, respectively. The General Partner did not receive distributions for the six months ended June 30, 1994 and 1993. While the General Partner is entitled to receive 5% of the cash distributions, it has voluntarily elected not to receive payment for its share to the cash distributions.

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

     Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's on-going operational expenses.

                   PHOENIX LEASING CASH DISTRIBUTION FUND II

                                 June 30, 1994

                          Part II. Other Information



Item 1.   Legal Proceedings

Please see Item 3 of the Partnership's annual report for the year ended December 31, 1993 filed on Form 10-K.

Item 2.   Changes in Securities  Inapplicable.


Item 3.   Defaults Upon Senior Securities  Inapplicable.


Item 4.   Submission of Matters to a Vote of Securities Holders  Inapplicable.


Item 5.   Other Information  Inapplicable.


Item 6.   Exhibits and Reports on 8-K

          a)    Exhibits:  None

          b)    Reports on 8-K:  None.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PHOENIX LEASING CASH DISTRIBUTION FUND II
                                                    (Registrant)





 August 11, 1994                   BY:  /S/Paritosh K. Choksi____________
                                            Paritosh K. Choksi
                                            Senior Vice President
                                            Chief Financial Officer
                                            Treasurer
                                            Phoenix Leasing Incorporated
                                            Corporate General Partner




 August 11, 1994                   BY:  /S/Bryant J. Tong________________
                                            Bryant J. Tong
                                            Senior Vice President,
                                              Financial Operations
                                           (Principal Accounting Officer)
                                            Phoenix Leasing Incorporated
                                            Corporate General Partner




 August 11, 1994                   BY:  /S/Gary W. Martinez______________
                                            Gary W. Martinez
                                            Senior Vice President
                                            Phoenix Leasing Incorporated
                                            Corporate General Partner




 August 11, 1994                   BY:  /S/Michael K. Ulyatt_____________
                                            Michael K. Ulyatt
                                            Partnership Controller
                                            Phoenix Leasing Incorporated
                                            Corporate General Partner