Form 10-Q
period 1994-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND II
filed 1994-11-14
CIK 798905

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

               For the quarterly period ended September 30, 1994


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


                        YES ___X___       NO _______

                          Part I. Financial Information
                          Item 1. Financial Statements
            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands except for Unit Amounts)
                                   (Unaudited)

                                                 September 30,     December 31,
                                                     1994              1993
                                                   ---------         ---------
                                 ASSETS
Cash and cash equivalents                         $   1,326         $   2,032

Accounts receivable (net of allowance for losses on
  accounts receivable of $356 and $453 at September
  30, 1994 and December 31, 1993, respectively)          29               262

Notes receivable (net of allowance for losses on
  notes receivable of $368 at September 30, 1994
  and December 31, 1993)                              1,979             1,960

Notes receivable, in-substance foreclosed                68               780

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $24,464 and
  $34,365 at September 30, 1994 and December 31,
  1993, respectively)                                   406               641

Net investment in financing leases                      653               998

Cable property, systems and equipment(net of accum-
  umulated depreciation of $426 and $0 at September
  30, 1994 and December 31, 1993, respectively)       1,162                -

Other assets                                            312               249
                                                   ---------         ---------
    Total Assets                                  $   5,935         $   6,922
                                                   =========         =========
                   LIABILITIES AND PARTNERS' CAPITAL
Liabilities

  Accounts payable and accrued expenses           $   1,114           $ 1,093

  Notes payable                                          16               174
                                                   ---------         ---------
    Total Liabilities                                 1,130             1,267
                                                   ---------         ---------

Minority interest in subsidiary                         580                -

Partners' Capital

  General Partner                                 $      77         $      63

  Limited Partners, 400,000 units authorized,
    386,308 units issued and 379,583 units
    outstanding at September 30, 1994 and
    December 31, 1993                                 4,148             5,592
                                                   ---------         ---------
    Total Partners' Capital                           4,225             5,655
                                                   ---------         ---------
    Total Liabilities and Partners' Capital       $   5,935         $   6,922
                                                   =========         =========

        The accompanying notes are an integral part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands except for Per Unit Amounts)
                                   (Unaudited)

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                     1994       1993         1994       1993
                                   --------   --------     --------   --------
INCOME
  Rental income                   $    563   $    900     $  1,704   $  2,993

  Gain on sale of equipment            205        317          774      1,161

  Gain on sale of marketable
    securities                           -          -          203          -

  Interest income, notes receivable    118         73          277        221

  Other income                          66         33           96         76
                                   --------   --------     --------   --------
      Total Income                     952      1,323        3,054      4,451
                                   --------   --------     --------   --------
EXPENSES
  Depreciation and amortization        127        314          365      1,807

  Lease related operating expenses     143        261          645        850

  Management fees to General Partner
     and affiliate                      35         55          120        183

  Reimbursed administrative costs
    to General Partner                  37         32          102        101

  Provision for losses on receivables    -         25            -         82

  Legal expense                         84         37          226        133

  Other expenses                        81         86          170        190
                                   --------   --------     --------   --------
      Total Expenses                   507        810        1,628      3,346
                                   --------   --------     --------   --------
NET INCOME BEFORE MINORITY
  INTEREST                        $    445   $    513     $  1,426   $  1,105
                                   ========   ========     ========   ========

Minority interest                       17          -           17          -

NET INCOME                        $    428   $    513     $  1,409   $  1,105
                                   ========   ========     ========   ========


NET INCOME PER LIMITED
  PARTNERSHIP UNIT                $   1.12   $   1.34     $   3.68   $   2.88
                                   ========   ========     ========   ========
DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                $   2.49   $   2.49     $   7.48   $   7.47
                                   ========   ========     ========   ========
ALLOCATION OF NET INCOME:
  General Partner                 $      4   $      5     $     14   $     11
  Limited Partners                     424        508        1,395      1,094
                                   ========   ========     ========   ========

        The accompanying notes are an integral part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                             1994       1993
                                                           --------   --------
Operating Activities:

  Net income                                              $  1,409   $  1,105

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                              365      1,807
    Gain on sale of equipment                                 (774)    (1,161)
    Minority interest earnings                                  17         -
    Provision for early termination, financing leases           -          (4)
    Provision for losses on notes receivable                    -          86
    Gain on sale of marketable securities                     (203)        -
    Decrease in accounts receivable                            331        320
    Decrease in accounts payable and accrued expenses          (71)      (707)
    Decrease in other assets                                    39        446
                                                          ---------  ---------
Net cash provided by operating activities                    1,113      1,892
                                                          ---------  ---------
Investing Activities:

  Principal payments, financing leases                         300        421
  Principal payments, notes receivable                          31         86
  Proceeds from sale of equipment                              853      1,505
  Proceeds from sale of marketable securities                  245         -
  Purchase of equipment                                        (96)        (7)
  Investment in financing leases                                -        (185)
  Investment in notes receivable                              (106)        -
  Investment in marketable securities                          (42)        -
  Payment of acquisition fees                                   (3)       (10)
                                                          ---------  ---------
Net cash provided by investing activities                    1,182      1,810
                                                          ---------  ---------
Financing Activities:

  Partners' contributions                                       12         -
  Payments of principal, notes payable                        (174)      (228)
  Distributions to partners                                 (2,839)    (2,836)
                                                          ---------  ---------
Net cash used by financing activities                       (3,001)    (3,064)
                                                          ---------  ---------
Increase (decrease) in cash and cash equivalents              (706)       638

Cash and cash equivalents, beginning of period               2,032      1,459
                                                          ---------  ---------
Cash and cash equivalents, end of period                  $  1,326   $  2,097
                                                          =========  =========

Supplemental Cash Flow Information:

  Cash paid for interest expense                          $      3  $      15
                                                          ---------  ---------

        The accompanying notes are an integral part of these statements.

           PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note 1.  General:

The accompanying unaudited condensed consolidated financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.

Principles of Consolidation - The consolidated financial statements include all of the accounts of the Partnership, and its majority owned subsidiary, Phoenix Concept Cablevision Inc., a Nevada corporation. The Partnership owns approximately 58% of the outstanding shares of Phoenix Concept Cablevision Inc. Phoenix Concept Cablevision Inc. owns 100% of the outstanding shares of Concept Cablevision of South Carolina, Inc., a Delaware corporation. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Note 4.  Net Income (Loss) and Distributions Per Limited Partnership Unit:

Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 379,583 for the nine months ended September 30, 1994 and 1993. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance.

Note 5.  Acquisition of Cable Television Company:

On September 14, 1994, the Partnership, along with three other affiliated partnerships (collectively "the Partnerships"), entered into a settlement agreement with a borrower to transfer ownership of all of the outstanding stock in a cable television system company in full satisfaction of a defaulted note receivable to the Partnerships. As a result of this settlement agreement, Concept Cablevision of South Carolina, Inc. transferred 100% of the outstanding stock to Phoenix Concept Cablevision, Inc., a majority owned subsidiary of the Partnership. The net carrying value of the defaulted note, including other capitalized costs, to the Partnership at the settlement date was approximately $769,000.

           PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

Note 5.  Acquisition of Cable Television Company (Continued):

Concept Cablevision of South Carolina, Inc. owns and operates two cable television systems located in the State of South Carolina, which currently provides cable television services to approximately 1,916 subscribers. The acquisition of the subsidiary by the Partnership was accounted for using the "purchase method" of accounting and the operating results are included in the consolidated financial statements since the date of acquisition.

The pro forma results listed below are unaudited and reflect the consolidated results of operations as if the Subsidiary had been acquired at the beginning of the current period and the immediately preceding period.

                                         Year Ended              Nine Months
                                        December 31,            September 30,
                                           1993                     1994
                                        ------------            ------------
Gross revenues                           $6,244,000              $3,477,000

Net income before minority interest       1,707,000               1,547,000

Minority interest                            58,000                  58,000

Net income                                1,649,000               1,489,000

Net income per limited
  partnership unit                             4.30                    3.88

The pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition occurred at the beginning of each of the above years, nor are they necessarily indicative of future operating results.

Note 6.  Subsequent Event:

On July 1, 1991, Phoenix Leasing Incorporated, as General Partner to the Partnership and sixteen other affiliated partnerships, filed suit in the Superior Court for the County of Marin, Case No. 150016, against Xerox Corporation, a corporation with which the General Partner had entered into a contractual agreement for the acquisition and administration of leased equipment. The lawsuit was settled out of court effective as of October 28, 1994 pursuant to the terms of a Confidential Settlement Agreement and Mutual Release. The settlement agreement generally provides for compensation payable to the Partnership and its affiliates in cash and kind, including the assignment by Xerox of certain lease proceeds and its issuance of a credit toward future purchases of Xerox goods and services. The agreement further provides for the sale by Xerox to the Partnership and its affiliates of equipment subject to lease. The suit that was filed in the Superior Court for the County of Marin, Case No. 150016, has been dismissed with prejudice on the merits. The settlement will be included in the Partnership's operating results during the fourth quarter of 1994.

Phoenix Leasing Cash Distribution Fund II and Subsidiary

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Phoenix Leasing Cash Distribution Fund II and Subsidiary (the Partnership) reported consolidated net income of $428,000 during the three months ended September 30, 1994, compared to net income of $513,000 during the same period in 1993. The small decrease in net income for the three months ended September 30, 1994, compared to the same period in 1993, is primarily attributable to a decreased gain on the sale of equipment.

    The Partnership reported consolidated net income of $1,409,000 during the nine months ended September 30, 1994, as compared to net income of $1,105,000 during the same period in 1993. The increased net income for the nine months ended September 30, 1994, compared to the same period in 1993, is primarily due to a decrease in depreciation expense. In addition, the Partnership also recognized a gain on the sale of marketable securities. The gain of marketable securities was attributable to stock warrants granted to the Partnership as part of a lease/finance agreement with an emerging growth company. During the nine months ended September 30, 1994, the Partnership sold the stock of these emerging growth companies and recognized a gain on sale of $203,000.

     Total revenues decreased by $371,000 and $1,397,000 for the three and nine months ended September 30, 1994, respectively, compared to the same periods in 1993 due primarily to the decreases in rental income and a decreased gain on sale of equipment. The decrease in rental income, as well as the decrease in depreciation expense, is attributable to a reduction in the size of the equipment portfolio due to equipment sales. At September 30, 1994, the Partnership owned equipment with an aggregate original cost of $28.8 million, as compared to $44 million at September 30, 1993. As the Partnership continues to sell equipment upon expiration of the lease terms, it is anticipated that the equipment portfolio and rental income will continue to decrease. In addition to sales of equipment, depreciation expense also has declined as a result of a larger portion of the equipment portfolio having been fully depreciated.

    Another factor contributing to the reduction in total revenues is the decrease in gain on sale of equipment for the three and nine months ended September 30, 1994, as compared to the same periods in 1993. The decline in gain and proceeds from sale of equipment is attributable to a decrease in sales activity. For the nine months ended September 30, 1994, the Partnership sold equipment with an aggregate original cost of $11.2 million compared to $14.3 million during the same period in 1993.

Cable Television System:
- - - -------------------------
    The increase in cable property, systems and equipment on the balance sheet at September 30, 1994, is attributable to the acquisition of a cable television system. On September 14, 1994, the Partnership entered into a settlement agreement with a borrower to transfer ownership of all of the outstanding stock in a cable television system company in full satisfaction of a defaulted note receivable. As a result of this settlement agreement, Concept Cablevision of South Carolina, Inc. transferred 100% of the outstanding stock to Phoenix Concept Cablevision, Inc. (the Subsidiary). Phoenix Concept Cablevision, Inc. is owned by Phoenix Leasing Cash Distribution Fund II (the Partnership) and three other affiliated partnerships. The net carrying value of Phoenix Leasing Cash Distribution Fund II's note, including other capitalized costs, was approximately $769,000.

Phoenix Leasing Cash Distribution Fund II and Subsidiary

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

    The cable television company did not have a significant impact upon the consolidated net income of the Partnership during the three and nine months ended September 30, 1994. The Partnership intends to own and operate the cable system until such time it can be sold. Any excess cash generated from operations of the cable system will be used for upgrades and capital improvements to the cable system in order to maximize the value of the system. It is expected that the cable television system will generate a positive cash flow from operations.

Liquidity and Capital Resources

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

    The net cash from operating activities decreased by $955,000 during the nine months ended September 30, 1994, compared to the same period in 1993. This decrease is primarily due to the decline in rental income which is attributable to the reduction in the amount of equipment owned by the Partnership.

    The Partnership's debt continues to decrease as the Partnership pays monthly installments of principal and interest. The Partnership made payments of principal of $174,000 for the nine months ended September 30, 1994 on its outstanding debt compared to $228,000 for the same period in 1993.

    The aggregate original cost of equipment owned by the Partnership at September 30, 1994 approximates $28.8 million, as compared to $44 million at September 30, 1993. The $28.8 million of equipment owned at September 30, 1994 is classified as follows: 44% reproduction equipment, 29% computer peripheral equipment, 17% computer mainframes, 5% capital equipment leased to emerging growth companies, 4% telecommunications equipment and 1% small computer systems. The $44 million of equipment owned at September 30, 1993 was classified as follows: 54% computer peripheral equipment, 35% reproduction equipment, 6% capital equipment leased to emerging growth companies, 3% telecommunications equipment, 1% small computer systems and 1% computer mainframes.

    In addition to acquiring equipment for lease to third parties, the Partnership has provided financing to cable television system operators and security monitoring companies. The Partnership maintains a security interest in the equipment financed. Such security interest will give the Partnership the right, upon default to obtain possession of the assets. The aggregate original amount of outstanding financing provided by the Partnership approximates $3.6 million at September 30, 1994. The $3.6 million of financing is classified as follows: 98% financing to cable television systems and 2% financing to security monitoring companies.

Phoenix Leasing Cash Distribution Fund II and Subsidiary

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (Continued)

    The Partnership owned equipment held for lease with an original cost of $13,357,000 and a net book value of $48,000 at September 30, 1994, as compared to $15,298,000 and $86,000, respectively at September 30, 1993. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

    In accordance with the Limited Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received distributions of $2,839,000 and $2,836,000 for the nine months ended September 30, 1994 and 1993, respectively. The cumulative cash distributions to limited partners are $78,058,000 and $74,262,000 at September 30, 1994 and 1993,
respectively. The General Partner did not receive distributions for the nine months ended September 30, 1994 and 1993. While the General Partner is entitled to receive 5% of the cash distributions, it has voluntarily elected not to receive payment for its share to the cash distributions.

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

    Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's on-going operational expenses.

                   PHOENIX LEASING CASH DISTRIBUTION FUND II

                              September 30, 1994

                          Part II. Other Information



Item 1.   Legal Proceedings

On July 1, 1991, Phoenix Leasing Incorporated, as General Partner to the Partnership and sixteen other affiliated partnerships, filed suit in the Superior Court for the County of Marin, Case No. 150016, against Xerox Corporation, a corporation with which the General Partner had entered into a contractual agreement for the acquisition and administration of leased equipment.

The lawsuit was settled out of court effective as of October 28, 1994 pursuant to the terms of a Confidential Settlement Agreement and Mutual Release. The settlement agreement generally provides for compensation payable to the Partnership and its affiliates in cash and kind, including the assignment by Xerox of certain lease proceeds and its issuance of a credit toward future purchases of Xerox goods and services. The agreement further provides for the sale by Xerox to the Partnership and its affiliates of equipment subject to lease. The suit that was filed in the Superior Court for the County of Marin, Case No. 150016, will be withdrawn and dismissed with prejudice on the merits.


Item 2.   Changes in Securities  Inapplicable.


Item 3.   Defaults Upon Senior Securities  Inapplicable.


Item 4.   Submission of Matters to a Vote of Securities Holders  Inapplicable.


Item 5.   Other Information  Inapplicable.


Item 6.   Exhibits and Reports on 8-K

          a)    Exhibits:

                (27)    Financial Data Schedule

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


                                     PHOENIX LEASING CASH DISTRIBUTION FUND II
                                                    (Registrant)



 November 10, 1994                 BY:  /S/Paritosh K. Choksi
                                            Paritosh K. Choksi
                                            Senior Vice President
                                            Chief Financial Officer
                                            Treasurer
                                            Phoenix Leasing Incorporated
                                            Corporate General Partner




 November 10, 1994                 BY:  /S/Bryant J. Tong
                                            Bryant J. Tong
                                            Senior Vice President,
                                              Financial Operations
                                           (Principal Accounting Officer)
                                            Phoenix Leasing Incorporated
                                            Corporate General Partner




 November 10, 1994                 BY:  /S/Gary W. Martinez
                                            Gary W. Martinez
                                            Senior Vice President
                                            Phoenix Leasing Incorporated
                                            Corporate General Partner




 November 10, 1994                 BY:  /S/Michael K. Ulyatt
                                            Michael K. Ulyatt
                                            Partnership Controller
                                            Phoenix Leasing Incorporated
                                            Corporate General Partner