Form 10-K
PHOENIX LEASING CASH DISTRIBUTION FUND II
filed 1995-03-31
CIK 798905

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                           --------------------------

                                   FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994

Commission File Number 0-15287

               PHOENIX LEASING CASH DISTRIBUTION FUND II
------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           California                         68-0032426
-------------------------------- ------------------------------------
(State or other jurisdiction of  (I.R.S. Employer Identification No.)
 incorporation or organization)

2401 Kerner Boulevard, San Rafael, California         94901-5527
------------------------------------------------------------------------
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:     (415) 485-4500
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                 --------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes                          No     X
                       ---------                   ---------

As of December 31, 1994, 379,583 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1994.

                   DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                   PHOENIX LEASING CASH DISTRIBUTION FUND II

                          1994 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS


                                                                   Page

                                     PART I

Item 1.  Business   . . . . . . . . . . . . . . . . . . . . . .     3
Item 2.  Properties   . . . . . . . . . . . . . . . . . . . . .     6
Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . .     7
Item 4.  Submission of Matters to a Vote of Security
         Holders  . . . . . . . . . . . . . . . . . . . . . . .     7


                                    PART II

Item 5.  Market for the Registrant's Securities and
         Related Security Holder Matters  . . . . . . . . . . .     7
Item 6.  Selected Financial Data  . . . . . . . . . . . . . . .     8
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . .     9
Item 8.  Financial Statements and Supplementary Data  . . . . .    13
Item 9.  Disagreements on Accounting and Financial
         Disclosure Matters   . . . . . . . . . . . . . . . . .    34


                                    PART III

Item 10. Directors and Executive Officers of the
         Registrant   . . . . . . . . . . . . . . . . . . . . .    35
Item 11. Executive Compensation   . . . . . . . . . . . . . . .    37
Item 12. Security Ownership of Certain Beneficial
         Owners and Management  . . . . . . . . . . . . . . . .    37
Item 13. Certain Relationships and Related Transactions   . . .    37


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K  . . . . . . . . . . . . . . . . .    38


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . .    40

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

     Phoenix Concept Cablevision Inc. (the "Subsidiary") is a majority owned subsidiary of the Partnership (hereinafter, both entities are collectively referred to as the "Consolidated Partnership"). The Subsidiary was formed under the laws of Nevada on December 22, 1992. The Partnership owns approximately 58% of the outstanding shares of Phoenix Concept Cablevision Inc. Phoenix Concept Cablevision Inc. owns 100% of the outstanding shares of Concept Cablevision of South Carolina, Inc., a Delaware corporation. Concept Cablevision of South Carolina, Inc. owns and operates a cable television system located in the state of South Carolina.

Narrative Description of Business.

     The Consolidated Partnership conducts its business in two business segments: Equipment Leasing and Financing Operations, and Cable Television System Operations. A discussion of these two segments follows:

Equipment Leasing and Financing Operations.

     From the initial formation of the Partnership through December 31, 1994, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro rata interest in investments made by joint ventures, approximate $175,558,000. The average initial firm term of contractual payments from equipment subject to lease was 32.19 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.24%. The average initial firm term of contractual payments from loans was 82.01 months.

     The Partnership's principal objective is to produce cash flow to the investors on a continuing basis over the life of the Partnership. To achieve this objective, the Partnership has invested in various types of capital equipment and other assets to provide leasing or financing of the same to third parties, including Fortune 1000 companies and their subsidiaries, middle-market companies, emerging growth companies, cable television operators and others, on either a long-term or short-term basis. The types of equipment that the Partnership has invested in includes computer peripherals, terminal systems, small computer systems, communications equipment, IBM mainframes, IBM-software compatible mainframes, office systems, CAE/CAD/CAM equipment, telecommunications equipment, cable television equipment, medical equipment, production and manufacturing equipment and software products.

     The Partnership has made secured loans to cable television systems, emerging growth companies, security monitoring companies and other businesses. These loans are asset-based and the Partnership receives a security interest in the assets financed.

     The Partnership's financing activities have been concentrated in the cable television industry. The Partnership has made secured loans (notes receivable) to operators of cable television systems for the acquisition, refinancing, construction, upgrade and extension of such systems located throughout the United States. The loans to cable television system operators are secured by a senior or subordinated interest in the assets of the cable television system, its franchise agreements, subscriber lists, material contracts and other related assets. In some cases the Partnership has also received personal guarantees from the owners of the systems. At December 31, 1994, the Partnership's investments in notes receivable primarily consist of notes receivable from three cable television system operators. The Partnership's net investment in notes receivable before consideration of the allowance for losses on notes receivable (including notes receivable reclassified to in-substance foreclosed cable systems) of $2,366,000 approximate 37% of the total assets of the Partnership at December 31, 1994.

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

     The Partnership has acquired equipment pursuant to either "Operating" leases or "Full Payout" leases. The Partnership has also provided and intends to provide financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Full Payout leases are generally for a longer term under which the non-cancelable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment.

     Competition. The General Partner has concentrated the Partnership's activities in the equipment leasing and financing industry, an area in which the General Partner has developed an expertise. The computer equipment leasing industry is extremely competitive. The Partnership competes with many well established companies having substantially greater financial resources. Competitive factors include pricing, technological innovation and methods of financing (including use of various short-term and long-term financing plans, as well as the outright purchase of equipment).

     Although IBM is still a dominant factor in the computer equipment marketplace, even IBM has been adversely affected by wide-spread competition in this industry. Given the high degree of competition and rapid pace of technological development in the computer equipment industry, revolutionary changes with respect to pricing, marketing practices, technological innovation and the availability of new and attractive financing plans could occur at almost any time. Significant action in any of these areas might materially and adversely affect the remarketability of equipment owned by the Partnership. Any such adverse effect on remarketability could also be reflected in the overall return realized by the Partnership. The General Partner believes that IBM and its competitors will continue to make significant advances in the computer equipment industry, some of which may result in revolutionary changes with respect to small, medium and large computer systems.

     The Partnership will maintain working capital reserves in an amount which will fluctuate from time to time depending upon the needs of the Partnership, but which will be at least one percent of the gross offering proceeds.


Cable Television System Operations.

     Phoenix Concept Cablevision, Inc. (the "Subsidiary") is a majority owned subsidiary of the Partnership. The Subsidiary was acquired through foreclosure of a defaulted note receivable to the Partnership on September 15, 1994. The Partnership owns approximately 58% of the outstanding shares of Phoenix Concept Cablevision, Inc. Phoenix Concept Cablevision, Inc. owns 100% of the outstanding shares of Concept Cablevision of South Carolina, Inc., which owns and operates a cable television system. Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the system.

     Concept Cablevision of South Carolina, Inc. owns and operates a cable television system located in the state of South Carolina, which currently consists of two headend locations and 81 miles of plant passing approximately 3,710 homes and has approximately 2,058 cable subscribers at December 31, 1994. The cable television system serves the communities of Holly Hill, St. George, Reevesville, Eutawville, certain unincorporated areas in Dorchester County and other communities in Orangeburg County. The cable system operates under six non-exclusive franchise agreements with each of the stated municipalities. These cable franchise agreements expire between the years 1996 and 2003.

     Cable television systems receive signals transmitted by nearby radio and television broadcast stations, microwave relay systems and communications satellites and distribute the signals to subscribers via coaxial cable. The subscribers pay a monthly fee to the cable television system for such services. Cable television companies operate under a non-exclusive franchise agreement granted by each local government authority. As part of the franchise agreement, the franchisee typically pays a portion of the gross revenues of the system to the local government.

     The Partnership intends to own and operate the cable system until such time it can be sold. Any excess cash generated from operations of the cable system will be used for upgrades and improvements to the system in order to maximize the value of the system.

     Competition. The Partnership's cable operations competes with numerous other companies with far greater financial resources. In addition, cable television franchises are typically non-exclusive and the Partnership could be directly competing with other cable television systems. Cable television also competes with conventional over-the-air broadcast television and direct broadcast satellite transmission. Future technological developments may also provide additional competitive factors.

     Please see Note 17 in the Partnership's financial statements for financial information about the Partnership's business segments.

Other.

     A brief description of the type of assets in which the Partnership has invested as of December 31, 1994, together with information concerning the uses of assets is set forth in Item 2.


Item 2.   Properties.

     The Partnership is engaged in the equipment leasing and financing industry. The primary assets held by the Partnership are its investments in leases and loans either directly or through its investment in joint ventures.

     As of December 31, 1994, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $22,325,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1994.

                                                              Percentage of
            Asset Types                Purchase Price(1)      Total Assets
-----------------------------------   -------------------     -------------
                                    (Amounts in Thousands)

Computer Peripherals                     $  6,851                  31%
Mainframes                                  4,975                  22
Reproduction Equipment                      4,475                  20
Financing Related to Cable Television
  Systems                                   3,516                  16
Telecommunications                          1,153                   5
Capital Equipment Leased to Emerging
  Growth Companies                          1,142                   5
Small Computer Systems                        157                   1
Financing of Security Monitoring System
  Companies                                    56                   -
                                         --------                 ----
TOTAL                                    $ 22,325                 100%
                                         ========                 ====

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $2,113,000, cost of equipment on financing leases of $1,576,000 and original cost of outstanding loans of $3,573,000 at December 31, 1994.

Cable Television System Operations.

   The Subsidiary's principal plants and real property consist of electronic headend equipment, its plant (cable) and two parcels of land. The Subsidiary's headends are located on the two parcels of land.


Item 3.  Legal Proceedings.

     The Registrant is not a party to any pending legal proceedings which would have a material adverse impact on its financial position.


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

     (b)  Approximate number of equity security investments:

                                                Number of Unit Holders
                    Title of Class              as of December 31, 1994
          ----------------------------------    -----------------------

          Limited Partners                             9,345

                                    PART II


Item 6.   Selected Financial Data.

                             Amounts in Thousands Except for Per Unit Amounts
                             ------------------------------------------------
                                 1994(1)  1993     1992     1991     1990
                                 ----     ----     ----     ----     ----

Total Income                   $5,095   $5,613  $10,706  $14,290    $27,016

Net Income (Loss)               2,925    1,570   (1,540)  (5,429)    (2,969)

Total Assets                    6,338    6,922   10,168   24,728     45,925

Distributions to Partners       3,796    3,794   14,269   14,623     14,119

Net Income (Loss) per Limited
  Partnership Unit               7.63     4.09    (4.01)  (14.09)     (7.67)

Distributions per Limited
  Partnership Unit              10.00     9.99    37.54    36.89      35.02

(1) The 1994 amounts reflect the consolidated activity of the Partnership and its subsidiary.

     The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Phoenix Leasing Cash Distribution Fund II and Subsidiary (the Partnership) reported net income of $2,925,000 during the year ended December 31, 1994, as compared to net income of $1,570,000 during 1993 and a net loss of $1,540,000 during 1992. The improvement in earnings during 1994 is primarily due to a settlement of $1,180,000 received by the Partnership during 1994. The improvement in earnings during 1993 was attributable to a substantial decrease in depreciation expense.

     Total revenues declined by $518,000 during 1994, as compared to a decline of $5,093,000 during 1993. The decline in revenues during 1994 and 1993 was primarily attributable to the decrease in rental income, a result of the decrease in the amount of equipment owned by the Partnership. At December 31, 1994, the Partnership owned equipment, including its pro rata interest in equipment joint ventures, with an aggregate original cost of $19 million as compared to $40 million and $58 million at December 31, 1993 and 1992, respectively. As the Partnership continues to sell equipment upon expiration of the lease terms, it is anticipated that the equipment portfolio and rental income will continue to decrease. Additionally, the Partnership reported a decreased gain on the sale of equipment of $629,000 during 1994 due to a decrease in the market value of equipment sold. Partially offsetting these decreases was a settlement received by the Partnership during 1994 (see Note
11).

     Another factor contributing to the decrease in total revenues during 1993 was the absence of an equipment insurance settlement that existed during 1992. During 1992, the Partnership received an equipment insurance settlement of $1,235,000 for the full replacement value of certain capital equipment owned by the Partnership and was not a normal recurring event.

     Total expenses decreased by $1,897,000 and $8,203,000 during 1994 and 1993, respectively, due primarily to the decrease in depreciation and amortization of $1,536,000 and $6,906,000 during 1994 and 1993, respectively. The decrease in depreciation and amortization expense is attributable to the decrease in the size of the equipment portfolio due to the sale of equipment and a large portion of the equipment having been fully depreciated. The Partnership sold equipment with an aggregate original cost of $22,547,000, $18,149,000 and $20,744,000 during the years ended December 31, 1994, 1993 and
1992, respectively.

     During 1994 and 1993, the Partnership also experienced a decrease in lease related operating expenses of $279,000 and $1,035,000, respectively, due to a decrease in maintenance, remarketing and refurbishing expenses incurred on a portion of the Partnership's reproduction equipment purchased pursuant to a vendor lease and remarketing agreement. In accordance with the agreement, these expenses are deducted from the rents and sales proceeds received from such leases.

     The Partnership has been impacted by the recession in recent years through an increase in the number of lessee and borrower defaults. This has caused an increase in delinquent lease and loan payments from customers, and the Partnership has seen an increase in lessees and borrowers filing for protection under the bankruptcy laws. This has resulted in a loss of revenues from such delinquent or defaulted leases and has also forced the Partnership to renegotiate its leases on far less favorable terms. These defaults and

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

     Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the Partnership.

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

     The net cash generated by equipment leasing and financing activities was $2,052,000, $2,647,000 and $4,998,000 during 1994, 1993 and 1992, respectively.
The net cash generated by equipment leasing and financing activities continues to decline for the same reasons as the decrease in rental income as previously discussed.

     In addition, the Partnership owns a majority interest in a cable television system it received through the foreclosure on a defaulted note receivable on September 15, 1994. Only the results of operations since September 15, 1994 are included in the consolidated results of operations of the Partnership. As a result, this cable television system did not generate significant revenues during 1994.

     Proceeds from sale of equipment decreased due to a decrease in the market value of equipment sold. The Partnership received proceeds of $968,000, $1,857,000 and $3,520,000 during 1994, 1993 and 1992, respectively.

     During the fourth quarter of 1992, the Partnership borrowed an additional $465,000 from a bank. This loan was paid off in full during 1994. The Partnership repaid $174,000 and $291,000 of its outstanding debt during 1994 and 1993, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)

     In addition to acquiring equipment for lease to third parties, the Partnership has provided financing to cable television system operators, emerging growth companies, security monitoring system companies, and other businesses. The Partnership maintains a security interest in the equipment financed. Such security interest will give the Partnership the right, upon default to obtain possession of the assets. The aggregate original amount of outstanding financing provided by the Partnership approximates $3.6 million at December 31, 1994, as compared to $4.2 million at December 31, 1993 and 1992. The $3.6 million of financing as of December 31, 1994 is classified as follows:
98% financing to cable television systems and 2% financing to security monitoring companies. The $4.2 million of financing as of December 31, 1993 and 1992 was classified as follows: 99% financing to cable television systems and 1% financing to security monitoring companies.

     The Partnership owns equipment being held for lease with an aggregate original cost of $3,650,000, $13,484,000 and $16,645,000, and a net book value of $36,000, $40,000 and $549,000 at December 31, 1994, 1993 and 1992,
respectively. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

     The cash distributed to partners for the years ended December 31, 1994, 1993 and 1992 were $3,796,000, $3,794,000 and $14,269,000, respectively. In accordance with the Limited Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. The limited partners received distributions of $3,796,000, $3,794,000 and $14,269,000 for the years ended December 31, 1994, 1993 and
1992, respectively. The cumulative distributions to Limited Partners are $79,015,000, $75,219,000 and $71,425,000 at December 31, 1994, 1993 and 1992,
respectively.

     The General Partner did not receive payment for its share of cash distributions for the years ended December 31, 1994, 1993 and 1992. In accordance with the partnership agreement, upon termination of the Partnership, the General Partner is required to restore any deficit balance in its capital account. During 1992, the General Partner elected to make an early contribution for such deficit capital balance and is no longer receiving payment for its share of the cash available for distribution.

     The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from operations will also decline. As the cash generated by Partnership operations continues to decline, the rate of cash distributions made to limited partners will also decline. During 1993, the Partnership reduced the cash distributions to partners due to such decline in the cash available for distribution. It is anticipated that the Partnership will make quarterly distributions to partners during 1995 at a lower rate than those made during 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (continued)

     The Partnership has been adversely impacted by several factors that have resulted in returns and recovery of investment in lower than anticipated amounts. The factors impacting the Partnership have been, the economic recession in the United States, the rate of obsolescence of computer equipment, the market demand and remarketability for equipment owned by the Partnership, aggressive manufacturer sales practices and a general unavailability of debt to companies. All of these factors have resulted in the decline in revenues and the reduced distributions to partners.

     Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's ongoing operational expenses and debt service.

   Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              --------------------------------------------------------

              PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
              --------------------------------------------------------

                            YEAR ENDED DECEMBER 31, 1994
                            ----------------------------

                         REPORT OF INDEPENDENT AUDITORS


The Partners
Phoenix Leasing Cash Distribution Fund II

We have audited the consolidated financial statements of Phoenix Leasing Cash Distribution Fund II (a California limited partnership) and Subsidiary listed in the accompanying index to financial statements (Item 14(a)). Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects the consolidated financial position of Phoenix Leasing Cash Distribution Fund II and Subsidiary at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                    ERNST & YOUNG LLP


San Francisco, California
  January 20, 1995

                                                                                                         Page 15 of 41

                                       PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                                                      CONSOLIDATED BALANCE SHEETS
                                            (Amounts in Thousands Except for Unit Amounts)
                                                                                                      December 31,
                                                                                                1994                1993
                                                                                                ----                ----
ASSETS

Cash and cash equivalents                                                                   $       200          $    2,032

Accounts receivable (net of allowance for losses on
  accounts receivable of $83 and $453 at December 31,
  1994 and 1993, respectively)                                                                      209                 262

Notes receivable (net of allowance for losses on
  notes receivable of $362 at December 31, 1994
  and 1993)                                                                                       1,978               1,966

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $13,441 and
  $34,365 at December 31, 1994 and 1993, respectively)                                              292                 641

Net investment in financing leases                                                                  564                 998

Investment in joint ventures                                                                      1,488                  19

Cable systems, property and equipment (net of
  accumulated depreciation of $469 at
  December 31, 1994)                                                                              1,085                 -

Deferred income tax asset                                                                           142                 -

In-substance foreclosed cable systems                                                                61                 774

Other assets                                                                                        319                 230
                                                                                            -----------          ----------
    Total Assets                                                                            $     6,338          $    6,922
                                                                                            ===========          ==========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

  Accounts payable and accrued expenses                                                     $       985          $    1,093

  Notes payable                                                                                      -                  174

  Minority interest in subsidiary                                                                   569                  -
                                                                                            -----------          ----------
    Total Liabilities                                                                             1,554               1,267
                                                                                            -----------          ----------
Partners' Capital:

  General Partner                                                                                    92                  63

  Limited Partners, 400,000 units authorized,
    386,308 units issued and 379,583 units
    outstanding at December 31, 1994 and 1993                                                     4,692               5,592
                                                                                            -----------          ----------
    Total Partners' Capital                                                                       4,784               5,655
                                                                                            -----------          ----------
    Total Liabilities and Partners' Capital                                                 $     6,338          $    6,922
                                                                                            ===========          ==========

                              The accompanying notes are an integral part of these financial statements.

                                                                                                         Page 16 of 41

                                       PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Amounts in Thousands Except for Per Unit Amounts)
                                                                                       For the Years Ended December 31,
                                                                                  1994               1993              1992
                                                                                  ----               ----              ----
INCOME

  Rental income                                                               $    2,333           $     3,779        $    7,072

  Gain on sale of equipment                                                          821                 1,450             1,804

  Interest income, notes receivable                                                  300                   294               451

  Gain on sale of securities                                                         203                   -                   2

  Equipment insurance settlement                                                     -                     -               1,235

  Settlement                                                                       1,180                   -                 -

  Other income                                                                       258                    90               142
                                                                              ----------           -----------        ----------
    Total Income                                                                   5,095                 5,613            10,706
                                                                              ----------           -----------        ----------

EXPENSES

  Depreciation and amortization                                                      474                 2,010             8,916

  Lease related operating expenses                                                   802                 1,081             2,116

  Management fees to General Partner                                                 161                   230               459

  Provision for losses on receivables                                                  2                   111               111

  Legal expense                                                                      284                   161               109

  Reimbursed administrative costs to
    General Partner                                                                  141                   133               174

  General and administrative expenses                                                282                   317               361
                                                                              ----------           -----------        ----------
    Total Expenses                                                                 2,146                 4,043            12,246
                                                                              ----------           -----------        ----------
NET INCOME (LOSS) BEFORE MINORITY INTEREST
  AND INCOME TAXES                                                            $    2,949           $     1,570        $   (1,540)
                                                                              ----------           -----------        ----------
  Minority interest in earnings of
    subsidiary                                                                        (5)                  -                 -

  Income tax expense                                                                 (19)                  -                 -

NET INCOME (LOSS)                                                             $    2,925           $     1,570        $   (1,540)
                                                                              ===========          ===========        ==========
NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                                            $     7.63           $      4.09        $    (4.01)
                                                                              ===========          ===========        ==========

ALLOCATION OF NET INCOME (LOSS):

  General Partner                                                             $       29           $        16        $      (15)

  Limited Partners                                                                 2,896                 1,554            (1,525)
                                                                              ----------           -----------        ----------
                                                                              $    2,925           $     1,570        $   (1,540)
                                                                              ===========          ===========        ==========

                              The accompanying notes are an integral part of these financial statements.

                                                                                                         Page 17 of 41

                                       PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                            (Amounts in Thousands Except for Unit Amounts)

                                                                    General
                                                                    Partner's              Limited Partners'             Total
                                                                     Amount             Units            Amount          Amount
                                                                    --------            -----            ------          ------
Balance, December 31, 1991                                        $     (1,531)          380,374    $     23,652    $      22,121

Partners' contributions                                                  1,404               -               -              1,404

Distributions to partners ($37.54 per
  limited partnership unit)                                                -                 -           (14,269)         (14,269)

Redemptions of capital                                                     -                (791)            (26)             (26)

Reversal of 1991 General Partner
  distributions accrued but not
  paid                                                                     189               -               -                189
                                                                  ------------       -----------    ------------    -------------
Net loss                                                                   (15)              -            (1,525)          (1,540)

Balance, December 31, 1992                                                  47           379,583           7,832            7,879

Distributions to partners ($9.99 per
  limited partnership unit)                                                -                 -            (3,794)          (3,794)

Net income                                                                  16               -             1,554            1,570
                                                                  ------------       -----------    ------------    -------------
Balance, December 31, 1993                                                  63           379,583           5,592            5,655

Distributions to partners ($10.00 per
  limited partnership unit)                                                -                 -            (3,796)          (3,796)

Net income                                                                  29               -             2,896            2,925
                                                                  ------------       -----------    ------------    -------------
Balance, December 31, 1994                                        $         92           379,583    $      4,692    $       4,784
                                                                  ============       ===========    ============    =============

                              The accompanying notes are an integral part of these financial statements.

                                                                                                         Page 18 of 41
                                       PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Amounts in Thousands)
                                                                                      For the Years Ended December 31,
                                                                                  1994               1993               1992
                                                                                  ----               ----               ----
Operating Activities:
--------------------
  Net income (loss)                                                       $       2,925        $        1,570     $       (1,540)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization                                                 474                 2,010              8,916
      Gain on sale of equipment                                                    (821)               (1,450)            (1,804)
      Equity in losses (earnings) from joint ventures                                (6)                  100                (54)
      Minority interest in earnings of subsidiary                                     5                   -                  -
      Gain on equipment insurance settlement                                        -                     -               (1,235)
      Provision for early termination,
         financing leases                                                           -                      (4)                 1
      Provision for losses on notes receivable                                      -                     115                110
      Provision for losses on accounts receivable                                     2                   -                  -
      Gain on sale of securities                                                   (203)                  -                   (2)
      Decrease in accounts receivable                                                90                   321                271
      Decrease in accounts payable, accrued expenses                               (157)                 (729)              (590)
      Decrease in other assets                                                      -                      38                 96
      Settlement                                                                   (711)                  -                  -
      Decrease in deferred income tax asset                                          18                   -                  -
      Other                                                                          12                   -                  -
      Interest income added to principal
         on notes receivable                                                        -                     -                  (97)
                                                                          -------------        --------------     --------------
Net cash provided by operating activities                                         1,628                 1,971              4,072
                                                                          -------------        --------------     --------------
Investing Activities:
--------------------
  Principal payments, financing leases                                              385                   519                875
  Principal payments, notes receivable                                               39                   157                 51
  Proceeds from sale of equipment                                                   968                 1,857              3,520
  Proceeds from equipment insurance settlement                                      -                     -                1,273
  Proceeds from sale of securities                                                  245                   -                   44
  Distributions from joint ventures                                                 -                     356                272
  Purchase of equipment                                                            (813)                   (7)               -
  Investment in financing leases                                                    -                    (185)              (221)
  Investment in notes receivable                                                   (106)                  -                  -
  Investment in joint ventures                                                      (34)                  -                  -
  Investment in securities                                                          (42)                  -                  (42)
  Cable systems, property and equipment                                            (128)                  -                  -
  Payment of acquisition fees                                                        (4)                  (10)               (12)
                                                                          -------------        --------------     --------------
Net cash provided by investing activities                                           510                 2,687              5,760
                                                                          -------------        --------------     --------------
Financing Activities:
--------------------
  Partners' contributions                                                           -                     -                1,404
  Payments of principal, notes payable                                             (174)                 (291)               -
  Proceeds from notes payable                                                       -                     -                  465
  Redemptions of capital                                                            -                     -                  (26)
  Distributions to partners                                                      (3,796)               (3,794)           (14,269)
                                                                          -------------        --------------     --------------
Net cash used by financing activities                                            (3,970)               (4,085)           (12,426)
                                                                          -------------        --------------     --------------
Increase (decrease) in cash and cash equivalents                                 (1,832)                  573             (2,594)

Cash and cash equivalents, beginning of period                                    2,032                 1,459              4,053
                                                                          -------------        --------------     --------------
Cash and cash equivalents, end of period                                  $         200        $        2,032     $        1,459
                                                                          =============        ==============     ==============
Supplemental Cash Flow Information:
----------------------------------
  Cash paid for interest expense                                          $           3        $           18     $          -

                              The accompanying notes are an integral part of these financial statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1994


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

     On September 15, 1994, the Partnership, along with three other affiliated partnerships (collectively "the Partnerships"), entered into a settlement agreement with a borrower to transfer ownership of all of the outstanding stock in a cable television system company to a corporation owned by the partnerships in full satisfaction of a defaulted note receivable to the partnerships. As a result of this settlement agreement, Concept Cablevision of South Carolina, Inc. transferred 100% of the outstanding stock to Phoenix Concept Cablevision, Inc., a majority owned subsidiary of the Partnership. The net carrying value of the defaulted note, including other capitalized costs, to the Partnership at the settlement date was approximately $769,000 and was carried over (from in-substance foreclosed cable systems) to the basis in the cable system. Phoenix Concept Cablevision, Inc. (the Subsidiary) was formed under the laws of Nevada on December 22, 1992 (hereinafter, the Partnership and the Subsidiary are collectively referred to as the Consolidated Partnership). The acquisition of Concept Cablevision of South Carolina Inc. by the Subsidiary through foreclosure was accounted for using the "purchase method" of accounting in which the transfer price was allocated in accordance with the relative fair market value of the assets and liabilities acquired.

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

     The General Partner is entitled to receive 5% of all cash distributions until the Limited Partners have recovered their initial capital contributions plus a cumulative return of 12% per annum. Thereafter, the General Partner will receive 15% of all cash distributions. In the event the General Partner has a deficit balance in its capital account at the time of partnership liquidation, it will be required to contribute the amount of such deficit to the Partnership. During the year ended December 31, 1992, the General Partner elected to make an early contribution of $1,404,000, and the $189,000 in accrued distributions to the General Partner at December 31, 1991 was reversed. In addition, the General Partner did not draw its share of the 1994, 1993 and 1992 cash available for distribution.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                               DECEMBER 31, 1994


Note 1.   Organization and Partnership Matters (continued).

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

       Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the Subsidiary. The Subsidiary will pay a management fee equal to four and one-half percent of the System's monthly gross revenue for these services. Management fees paid or due PCMI totalled $9,000 for the year ended December 31, 1994.

       The General Partner will be compensated for services performed in connection with the analysis of assets available to the Partnership, the selection of such assets and the acquisition thereof, including obtaining lessees for the equipment and negotiating and concluding master lease agreements with certain lessees. As compensation for such acquisition services, the General Partner will receive a fee equal to 4%, subject to certain limitations, of (a) the purchase price of equipment acquired by the Partnership, or equipment leased to customers by manufacturers, the financing for which is provided by the Partnership, or (b) financing provided to businesses such as cable operators, emerging growth companies, or security monitoring system companies, payable upon such acquisition or financing, as the case may be. As of December 31, 1994, $6,875,000 had been paid or accrued to the General Partner for its acquisition fee. Acquisition fees are amortized over the life of the assets principally on a straight-line basis.

       Phoenix Securities, Inc., an affiliate of the General Partner, has contracted with or employs certain persons who have performed wholesaling activities in connection with the offering of the units through broker-dealers. As of December 31, 1994, $1,336,000 has been paid or accrued to Phoenix Securities, Inc.


Note 2.   Summary of Significant Accounting Policies.

       Principles of Consolidation. The consolidated financial statements include all of the accounts of the Partnership, and its majority owned subsidiary, Phoenix Concept Cablevision Inc., a Nevada corporation since the date of acquisition, September 15, 1994. The Partnership owns approximately 58% of the outstanding shares of Phoenix Concept Cablevision Inc. Phoenix Concept Cablevision Inc. owns 100% of the outstanding shares of Concept Cablevision of South Carolina, Inc., a Delaware corporation. All significant intercompany accounts and transactions have been eliminated in the consolidation.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                               DECEMBER 31, 1994


Note 2.   Summary of Significant Accounting Policies (continued).

       Leasing Operations. The Partnership's leasing operations consist of both financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease, the excess of net rentals receivable and estimated residual value at the end of the lease term, over the cost of equipment leased. Unearned income is credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Initial direct costs of consummating new leases are capitalized and included in the cost of equipment.

          Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost and depreciated. The Partnership's leased equipment is depreciated primarily on an accelerated depreciation method over the estimated useful life of six years, except for equipment leased under vendor agreements, which is depreciated on a straight-line basis over the estimated useful life, ranging up to six years.

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

       Cable Television System Operations. The consolidated statement of operations includes the operating activity of the Subsidiary for the period from the date of acquisition (September 15, 1994) to December 31, 1994. The Subsidiary's cable operations consist of a cable system located in the state of South Carolina, which currently provides cable television services to approximately 2,058 subscribers out of two headend locations.

       Property, cable systems and equipment are depreciated using the straight-line method over the estimated service lives ranging from five to ten years. Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

       Costs assigned to intangible assets are amortized using the straight-line method over estimated lives of eight years.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                               DECEMBER 31, 1994

Note 2.   Summary of Significant Accounting Policies (continued).

       Cable television services are billed monthly in advance. Revenue is deferred and recognized as the services are provided.
       Investments in Joint Ventures. Minority investments in net assets of the equipment joint ventures reflect the Consolidated Partnership's equity basis in the ventures. Under the equity method of accounting, the original investment is recorded at cost and is adjusted periodically to recognize the Consolidated Partnership's share of earnings, losses, cash contributions and cash distributions after the date of acquisition.

       Non Cash Investing Activities. During the year ended December 31, 1994, the Partnership contributed equipment and other investments received through a settlement to a joint venture. The amount of such contribution was $1,430,000. The Partnership also foreclosed upon a cable television company in 1994 as discussed in Note 1 to the consolidated financial statements.

       During the year ended December 31, 1993, the Partnership reclassified two foreclosed notes receivable from Notes Receivable to In-Substance Foreclosed Cable Systems on the balance sheet. The amount of such reclassification was $774,000.

       Financial Accounting Pronouncements. In May 1993, the Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. In October 1994, the FASB issued Statement of Financial Accounting Standards No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," which amended Statement No. 114 by eliminating the provisions regarding how a creditor should report income on an impaired loan. Statement No. 114, as amended by Statement No. 118, must be applied no later than January 1, 1995. The Partnership has determined that the adoption of these statements will not have a material impact on its financial position and results of operations.

       In December 1991, the FASB issued Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate fair value. For entities with less than $150 million in total assets, this statement must be applied to financial statements issued for fiscal years ending after December 15, 1995.

       Reclassification. Certain 1993 and 1992 amounts have been reclassified to conform to the 1994 presentation.

       Cash and Cash Equivalents. This includes deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days.

       Credit and Collateral.  The Partnership's activities have been concentrated in the equipment leasing and financing industry.  A credit evaluation is performed by the General Partner for all leases and loans made,

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                               DECEMBER 31, 1994


Note 2.   Summary of Significant Accounting Policies (continued).

with the collateral requirements determined on a case-by-case basis. The Partnership's loans are generally secured by the equipment or assets financed and, in some cases, other collateral of the borrower. In the event of default, the Partnership has the right to foreclose upon the collateral used to secure such loans.

Note 3.   Accounts Receivable.

       Accounts receivable consist of the following at December 31:

                                                    1994          1993
                                                    ----          ----
                                                  (Amounts in Thousands)

     Lease payments                                $ 182        $  636
     Cable system service                             64           -
     Property taxes                                   35            68
     Other                                            11            11
                                                     292           715
                                                   -----        ------
     Less:  allowance for losses on
            accounts receivable                      (83)         (453)
                                                   -----        ------
        Total                                      $ 209        $  262
                                                   =====        ======
Note 4.   Notes Receivable.

     Notes receivable consist of the following at December 31:

                                                    1994         1993
                                                    ----         ----
                                                  (Amounts in Thousands)
   Notes receivable from cable television system
    operators with stated interest ranging from
    17% to 19% per annum, receivable in installments
    ranging from 60 to 108 months, collateralized
    by a security interest in the cable system
    assets.  These notes have a graduated
    repayment schedule followed by a balloon
    payment.                                       $2,298     $ 2,282

   Notes receivable from security monitoring
    companies with stated interest at 16% per
    annum, with payments to be taken out of the
    monthly payments received from assigned
    contracts, collateralized by all assets of
    the borrower.  At the end of 48 months, the
    remaining balance, if any, is due and payable.     42          46
                                                   ------     -------
                                                    2,340       2,328

   Less:  allowance for losses on notes receivable   (362)       (362)
                                                   ------     -------
    Total                                          $1,978     $ 1,966
                                                   ======     =======

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                               DECEMBER 31, 1994


Note 4.   Notes Receivable (continued).

       The Partnership currently has an outstanding note receivable from a security monitoring company that is not in compliance with certain debt covenants. As a result, the Partnership has suspended the recognition of interest income on this note. The outstanding balance of this note receivable at December 31, 1994 was approximately $42,000. The General Partner is currently pursuing remedies that will maximize recovery of the Partnership's investment, which management believes is realizable.

       The Partnership's notes receivable to cable television system operators provide a payment rate in an amount that is usually less than the contractual interest rate. The difference between the payment rate and the contractual interest rate is added to the principal and therefore deferred until the maturity date of the note. Upon maturity of the note, the original principal and deferred interest is due and payable in full. Although the contractual interest rates may be higher, effective January 1, 1993, the amount of interest being recognized on the Partnership's outstanding notes receivable to cable television system operators is being limited to the amount of the payments received, thereby deferring the recognition of a portion of the deferred interest until the loan is paid off. During 1992, the Partnership had been limiting the amount of interest income to 16% on these notes receivable.

       The Partnership provides for estimated losses from any permanent impairment in the recovery of notes receivable, including accrued interest.


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

     The Partnership has entered into direct lease arrangements with lessees consisting of Fortune 1000 companies and other businesses in different industries located throughout the United States. Generally, it is the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administers the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                               DECEMBER 31, 1994


Note 5. Equipment on Operating Leases and Investment in Financing Leases (continued).

       The net investment in financing leases consists of the following at December 31:

                                                   1994           1993
                                                   ----           ----
                                                  (Amounts in Thousands)

     Minimum lease payments to be received       $  507        $   959
     Estimated residual value of leased
       equipment (unguaranteed)                      95            140
     Less: unearned income                          (38)          (101)
                                                 ------        -------
     Net investment in financing leases          $  564        $   998
                                                 ======        =======

     Minimum rentals to be received on noncancellable operating and financing leases for the years ended December 31 are as follows:

                                                  Operating   Financing
                                                  ---------------------
                                                  (Amounts in Thousands)

     1995 . . . . . . . . . . . . . . . . . .        $377       $348
     1996   . . . . . . . . . . . . . . . . .         179        159
     1997 . . . . . . . . . . . . . . . . . .          45         -
     1998 . . . . . . . . . . . . . . . . . .          23         -
     1999 and future  . . . . . . . . . . . .          -          -
                                                     ----       ----
     Total                                           $624       $507
                                                     ====       ====

     The Partnership receives contingent monthly rental payments on its reproduction equipment that is not included in the minimum rentals to be received. The contingent monthly rentals consist of a monthly rental payment that is based upon actual machine usage. The monthly usage charge included in income for the years ended December 31, 1994, 1993 and 1992 was $376,000, $640,000 and $978,000, respectively.

     The net book value of equipment held for lease at December 31, 1994 and 1993 amounted to $36,000 and $40,000, respectively.


Note 6.   In-Substance Foreclosed Cable Systems.

     As of December 31, 1994, the Partnership has a nonperforming outstanding note receivable from a cable television system operator where in-substance foreclosure has occurred. Upon reclassification from notes receivable, this note is recorded at the lower of its carrying value or estimated fair market value of the cable system. The Partnership, along with other affiliated partnerships managed by the General Partner, has a total carrying value in this cable system of $151,000. The net carrying value of the Partnership's investment is $61,000 which represents a 41% pro rata interest in the total investment.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                               DECEMBER 31, 1994


Note 6.   In-Substance Foreclosed Cable Systems (continued).

       In order to maximize the recovery of the Partnership's investment, the General Partner anticipates that upon foreclosure, it will hold and manage the operations of the foreclosed cable system, on behalf of the partnerships, until such time that the General Partner can sell the cable television system.


Note 7.   Cable Systems, Property and Equipment.

     The cost of cable systems, property and equipment and the related accumulated depreciation consist of the following at December 31, 1994 (amounts in thousands):

     Distribution systems                          $  933
     Headend equipment                                330
     Building                                         251
     Land                                              21
     Automobiles                                       19
                                                   ------
                                                    1,554
     Less:  accumulated depreciation                 (469)
                                                   ------
     Net property, cable systems and equipment     $1,085
                                                   ======

     Depreciation expense totaled approximately $43,000 for the period from September 15, 1994 to December 31, 1994.


Note 8.   Investment in Joint Ventures.

Equipment Joint Ventures.

     The Partnership owns a limited or general partnership interest in equipment joint ventures. These investments are accounted for using the equity method of accounting. The other partners of the ventures are entities organized and managed by the General Partner.

     The purpose of the joint ventures is the acquisition and leasing of various types of equipment. During the term of the Partnership, Phoenix Leasing Cash Distribution Fund II has participated in the following equipment joint ventures:
                                                        Weighted
     Joint Venture                                Percentage Interest
     -------------                                -------------------

     Phoenix Leasing Joint Venture 1990-1              13.23%
     Phoenix Joint Venture 1994-1                      31.25

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                               DECEMBER 31, 1994


Note 8.   Investment in Joint Ventures (continued).

Equipment Joint Ventures (continued).

       An analysis of the Partnership's investment in equipment joint ventures is as follows:

          Net Investment                 Equity in               Net Investment
           at Beginning                  Earnings                    at End
Date        of Period     Contributions  (Losses)  Distributions    of Period
----      --------------  -------------  --------- ------------- --------------
                             (Amounts in Thousands)

Year Ended
 December 31,
 1992            $693         $    0       $  54        $ 272         $  475
                 ====         ======       =====        =====         ======
Year Ended
 December 31,
 1993            $475         $    0       $(100)       $ 356         $   19
                 ====         ======       =====        =====         ======
Year Ended
 December 31,
 1994            $ 19         $1,463       $   6        $   0         $1,488
                 ====         ======       =====        =====         ======

     The aggregate combined financial information of the equipment joint ventures as of December 31 and for the years then ended is presented as follows:

                            COMBINED BALANCE SHEETS

                                     ASSETS

                                                     December 31,
                                                   1994         1993
                                                   ----         ----
                                                 (Amounts in Thousands)

     Cash and cash equivalents                    $  122      $    2
     Accounts receivable                           2,155         486
     Operating lease equipment                     2,527       1,842
     Other assets                                    890         -
                                                  ------      ------
        Total Assets                              $5,694      $2,330
                                                  ======      ======

                       LIABILITIES AND PARTNERS' CAPITAL

     Accounts payable                             $  904      $2,168
     Partners' capital                             4,790         162
                                                  ------      ------
        Total Liabilities and Partners' Capital   $5,694      $2,330
                                                  ======      ======

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                               DECEMBER 31, 1994


Note 8.   Investment in Joint Ventures (continued).

Equipment Joint Ventures (continued).

                       COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                      For the Years Ended December 31,
                                          1994     1993       1992
                                          ----     ----       ----
                                           (Amounts in Thousands)

     Rental income                      $2,583    $3,791    $5,620
     Gain on sale of equipment           1,096     1,177       859
     Other income                           38         8        12
                                        ------    ------    ------
        Total Income                     3,717     4,976     6,491
                                        ------    ------    ------

                                    EXPENSES

     Depreciation                        1,248     1,677     2,165
     Lease related operating expenses 2,314 3,582 3,402 Management fee to the General
        Partner                            197       291       392
     Interest expense                      -         -          70
     Other expenses                        125       160       188
                                        ------    ------    ------
        Total Expenses                   3,884     5,710     6,217
                                        ------    ------    ------
        Net Income (Loss)               $ (167)   $ (734)   $  274
                                        ======    ======    ======

     As of December 31, 1994 and 1993, the Partnership's pro rata interest in the equipment joint ventures' net book value of off-lease equipment was $13,000 and $68,000, respectively.

     The General Partner earns a management fee of 3.5% of the Partnership's respective interest in the gross receipts of the joint venture. Revenues subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                               DECEMBER 31, 1994


Note 9.   Accounts Payable and Accrued Expenses.

     Accounts payable and accrued expenses consist of the following at December 31:

                                                   1994         1993
                                                   ----         ----
                                                (Amounts in Thousands)

     Equipment lease operations                 $   383       $  732
     Sales and property taxes                       364          263
     General Partner and affiliates                  43           38
     Other                                          195           60
                                                -------       ------
        Total                                   $   985       $1,093
                                                =======       ======

Note 10.  Notes Payable.

     Notes payable consist of the following at December 31:

                                                   1994         1993
                                                   ----         ----
                                                 (Amounts in Thousands)

   Note payable to a bank, collateralized by
    leased equipment, non-recourse to the other
    assets of the Partnership, with interest of
    4.75% per annum, payable in 22 monthly
    installments through August 1, 1994            $-           $174
                                                   ====         ====
   Principal payments of $174,000 were due and paid in 1994.


Note 11.  Settlement.

  On July 1, 1991, Phoenix Leasing Incorporated, as General Partner to the Partnership and sixteen other affiliated partnerships, filed suit in the Superior Court for the County of Marin, Case No. 150016, against Xerox Corporation, a corporation with which the General Partner had entered into contractual agreements for the acquisition and administration of leased equipment. The lawsuit was settled out of court effective as of October 28, 1994 pursuant to the terms of a Confidential Settlement Agreement and Mutual Release. The settlement agreement generally provides for compensation payable to the Partnership and its affiliates in cash and kind, including the assignment by Xerox of certain goods and services. The agreement further provides for the sale by Xerox to the Partnership and its affiliates of equipment subject to lease. The suit that was filed in the Superior Court for the County of Marin, Case No. 150016, has been dismissed with prejudice on the merits.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                               DECEMBER 31, 1994


Note 11.  Settlement (continued).

  The Partnership's pro rata share of the Xerox settlement was $1,180,000, which consists of cash of $469,000, and assigned monthly rentals and credits for goods and services valued at $711,000. In addition, the Partnership purchased additional leased equipment at an aggregate cost of $718,000. The Partnership, along with sixteen other affiliated partnerships managed by the General Partner, contributed its share of the assigned monthly rentals, credits for goods and services and purchased equipment leases to a joint venture, in exchange for an interest in the joint venture.


Note 12.  Income Taxes.

     Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

     The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities is as follows at December 31:

                    Reported Amounts  Tax Basis    Net Difference
                    ----------------  ---------    --------------
                                (Amounts in Thousands)
1994
----
     Assets              $4,774         $6,120        $(1,346)

     Liabilities            777            773              4

1993
----
     Assets              $6,922         $7,966        $(1,044)

     Liabilities          1,267          1,267              0

     The Subsidiary is a corporation subject to state and federal tax regulations. The Subsidiary reports to the taxing authority on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes than for income tax purposes, deferred taxes are provided for such differences using the liability method.

     For the year ended December 31, 1994, the Subsidiary's income tax provision includes the following components (amounts in thousands):

        Current tax expense                       $ 19
        Deferred tax benefit                        (8)
                                                  ----
          Income tax provision, net               $ 11
                                                  ====

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                               DECEMBER 31, 1994


Note 12.  Income Taxes.

       The income tax provision differed from the statutory federal rate because of the following (amounts in thousands):

          Federal income tax benefit, based on statutory
            federal and state income tax rate of 37.3%      $  11
          Depreciation and amortization                         7
          Bad debt expense                                      1
                                                            -----
            Total income tax provision                      $  19
                                                            =====
       The Subsidiary's net deferred tax benefit of $142 as of December 31, 1994 resulted from the following temporary differences (amounts in thousands):

          Depreciation and amortization                     $(141)
          Bad debt expense                                     (1)
                                                            -----
            Total                                           $(142)
                                                            =====

Note 13.  Related Entities.

     The General Partner and its affiliates serve in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.


Note 14.  Reimbursed Costs to the General Partner.

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

                                           1994      1993       1992
                                           ----      ----       ----
                                            (Amounts in Thousands)

     General administration               $147       $139      $ 179
     Equipment remarketing and
       administrative                       28         81        168
     Data processing                         4         14         20
                                          ----       ----      -----
       Totals                             $179       $234      $ 367
                                          ====       ====      =====

     In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                               DECEMBER 31, 1994

Note 15. Net Income (Loss) and Distributions per Limited Partnership
         Unit.

     Net income (loss) and distributions per limited partnership unit were based on the Limited Partners' share of consolidated net income (loss) and distributions, and the weighted average number of units outstanding of 379,583, 379,583 and 380,133 for the years ended December 31, 1994, 1993 and 1992, respectively. For the purposes of allocating consolidated income (loss) and distributions to each individual Limited Partner, the Partnership allocates consolidated net income (loss) and distributions based upon each respective Limited Partner's ending capital account balance.


Note 16. Subsequent Events.

     In January 1995, cash distributions of $239,000 were made to the Limited Partners.


Note 17. Business Segments.

     The Partnership currently operates in two business segments: the equipment leasing and financing industry and the cable TV industry. The operations in the cable TV industry are for the period from the date of acquisition (September 15, 1994) to December 31, 1994. Information about the Partnership's operations in these two segments are as follows:

                                                1994    1993    1992
                                                ----    ----    ----
                                               (Amounts in Thousands)

Total Revenues
     Equipment leasing and financing          $ 4,896  $5,613  $10,706
     Cable TV operations                          199       0        0
                                              -------  ------  -------
        Total                                 $ 5,095  $5,613  $10,706
                                              =======  ======  =======
Net Income (Loss)
     Equipment leasing and financing          $ 2,914  $1,570  $(1,540)
     Cable TV operations                           11       0        0
                                              -------  ------  -------
        Total                                 $ 2,925  $1,570  $(1,540)
                                              =======  ======  =======
Identifiable Assets
     Equipment leasing and financing          $ 4,774  $6,922  $10,168
     Cable TV operations                        1,564       0        0
                                              -------  ------  -------
        Total                                 $ 6,338  $6,922  $10,168
                                              =======  ======  =======
Depreciation and Amortization Expense
     Equipment leasing and financing          $   424  $2,010  $ 8,916
     Cable TV operations                           50       0        0
                                              -------  ------  -------
        Total                                 $   474  $2,010  $ 8,916
                                              =======  ======  =======
Capital Expenditures
     Equipment leasing and financing          $   813  $  192  $   221
     Cable TV operations                          128       0        0
                                              -------  ------  -------
        Total                                 $   941  $  192  $   221
                                              =======  ======  =======

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                               DECEMBER 31, 1994


Note 18.  Pro Forma Information (Unaudited).

       On September 15, 1994, the Partnership, along with three other affiliated partnerships (collectively "the Partnerships"), entered into a settlement agreement with a borrower to transfer ownership of all of the outstanding stock in a cable television system company in full satisfaction of a defaulted note receivable to the Partnerships. As a result of this settlement agreement, Concept Cablevision of South Carolina, Inc. transferred 100% of the outstanding stock to Phoenix Concept Cablevision, Inc., a majority owned subsidiary of the Partnership (see Note 1).

       The following table summarizes the unaudited pro forma consolidated results of operations of the Partnership for the years ended December 31, 1994 and 1993, as if this cable television system had been acquired at the beginning of each year.

                                              For the Years Ended December 31,
                                                   1994               1993
                                                   ----               ----
                                                (Amounts in Thousands except
                                                    for Per Unit Amounts)

       Total income                             $ 5,521            $6,244
       Net income before minority interest        3,067             1,707
       Minority interest in earnings of
          Subsidiary                                 63                58
       Net income                                 3,004             1,649
       Net income per limited partnership unit     7.91              4.34

       These pro forma results reflect certain adjustments which, among other things, include an increase in operating revenues from cable subscribers, increases in operating expenses of cable system, depreciation and amortization of tangible and intangible assets and adjustments of interest expense on outstanding debt.

       The above pro forma consolidated statement should not necessarily be considered as indicative of the results that would have occurred had the acquisition been made at the beginning of each year and their operations consolidated for each twelve month period.

Item 9.   Disagreements on Accounting and Financial Disclosure
          Matters.

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The registrant is a limited partnership and, therefore, has no executive officers or directors. The general partner of the registrant is Phoenix Leasing Incorporated, a California corporation. The directors and executive officers of Phoenix Leasing Incorporated (PLI) are as follows:

     GUS CONSTANTIN, age 57, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

     PARITOSH K. CHOKSI, age 41, is Senior Vice President, Chief Financial Officer and Treasurer of PLI. He has been associated with PLI since 1977.
Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

     GARY W. MARTINEZ, age 44, is Senior Vice President of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

     BRYANT J. TONG, age 40, is Senior Vice President, Financial Operations and a Director of PLI. He has been with PLI since 1982. Mr. Tong is responsible
for   investor  services  and  overall  company  financial operations.  He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

Item 10.  Directors and Executive Officers of the Registrant
          (continued).

     SUSAN D. ACKERMAN, age 53, is Vice President, Secretary and a Director of PLI. She joined PLI in 1978. She oversees the personnel, corporate secretarial and corporate communications functions of the General Partner and its affiliates. Her duties include responsibility for recruitment and placement of personnel, and development and administration of employee benefits, salary and bonus policies. Prior to her association with PLI, Ms. Ackerman served as Educational and Administrative Assistant to the Business, Economics and Foreign Language Departments at the College of Marin and as legal assistant to an appellate attorney. She attended St. Olaf College and the University of Oslo.

     Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

     Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

        Phoenix Leasing American Business Fund, L.P.
        Phoenix Leasing Cash Distribution Fund V, L.P.
        Phoenix Income Fund, L.P.
        Phoenix High Tech/High Yield Fund
        Phoenix Leasing Cash Distribution Fund IV
        Phoenix Leasing Cash Distribution Fund III
        Phoenix Leasing Cash Distribution Fund
        Phoenix Leasing Capital Assurance Fund
        Phoenix Leasing Income Fund VII
        Phoenix Leasing Income Fund VI
        Phoenix Leasing Growth Fund 1982
        Phoenix Leasing Income Fund 1982-2
        Phoenix Leasing Income Fund 1981
        Phoenix Leasing Income Fund 1980
        Phoenix Leasing Income Fund 1977 and
        Phoenix Leasing Income Fund 1975

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

                               (C1)             (C2)
                                             Securities or
                           Salaries, fees,   property insurance
                           directors' fees,  benefits or reim-
                           commissions and   bursement, personal
                           bonuses           benefits
                           ----------------  -------------------
                                     (Amounts in Thousands)

Phoenix Leasing
 Incorporated  General Partner  $156(1)            $0            $0
                                =====              ==            ==

(1) consists of management and acquisition fees.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

     (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of any class of voting securities of the Registrant.

     (b) The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:


         (1)                        (2)                       (3)
     Title of Class        Amount Beneficially Owned    Percent of Class
     --------------        -------------------------    ----------------

   General Partner   Represents a 5% interest in the          100%
   Interest          Registrant's profits and distributions,
                     until the Limited Partners have
                     recovered their capital contributions
                     plus a cumulative return of 12% per
                     annum, compounded quarterly, on the
                     unrecovered portion thereof. Thereafter, the General Partner will receive 15% interest in the Registrant's profits and distributions.

   Limited Partner
   Interest          336 units                                .09%


Item 13.  Certain Relationships and Related Transactions.

     None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.

                                                            Page No.
                                                            --------
(a)       1.   Financial Statements for the year ended
               December 31, 1994:

               Consolidated Balance Sheets as of December
                 31, 1994 and 1993                              15
               Consolidated Statements of Operations
                 for the Years Ended December 31, 1994,
                 1993 and 1992                                  16
               Consolidated Statements of Partners' Capital
                 for the Years Ended December 31, 1994,
                 1993 and 1992                                  17
               Consolidated Statements of Cash Flows for
                 the Years ended December 31, 1994, 1993
                 and 1992                                       18
               Notes to Consolidated Financial Statements    19-33

          2.   Financial Statement Schedule:

               Schedule II - Valuation and Qualifying
                  Accounts and Reserves                         41

               All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)       Reports on Form 8-K:

          No reports on Form 8-K were filed for the year ended December 31, 1994.

(c)       Exhibits

          2. Plan of acquisition, reorganization, arrangement, liquidation or succession:

               a)   Balance Sheet as of August 31, 1994
                       (unaudited).                       E2   1-9
                    Profit and Loss Statement for the eight
                       months ended August 31, 1994 (unaudited).
                    Balance Sheet as of December 31, 1993
                       (unaudited).
                    Profit and Loss Statement for the year
                       ended December 31, 1993 (unaudited).

               b)   Settlement Agreement and Releases dated
                       September 15, 1994.                E2 10-36

          21.  Additional Exhibits

               a)   Listing of all subsidiaries of the Registrant:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued).


                    Phoenix Concept Cablevision, Inc., a Nevada corporation Majority owned (58%) subsidiary of Phoenix Leasing Cash Distribution Fund II

               b)   Financial Statements for Significant Subsidiaries:

                    Phoenix Joint Venture 1994-1          E21 1-11

          27.  Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PHOENIX LEASING CASH DISTRIBUTION FUND II
                                              (Registrant)

                              BY:  PHOENIX LEASING INCORPORATED,
                                   A CALIFORNIA CORPORATION
                                   GENERAL PARTNER


     Date:  March 28, 1995    By:  /S/  GUS CONSTANTIN
            --------------         ------------------------------------
                                   Gus Constantin, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                Title                        Date

/S/ GUS CONSTANTIN        President, Chief Executive    March 28, 1995
------------------        Officer and a Director of     --------------
(Gus constantin)          Phoenix Leasing Incorporated,
                          General Partner

/S/ PARITOSH K. CHOKSI    Chief Financial Officer,      March 28, 1995
----------------------    Senior Vice President         --------------
(Paritosh K. Choksi)      and Treasurer of
                          Phoenix Leasing Incorporated
                          General Partner

/S/ BRYANT J. TONG        Senior Vice President,        March 28, 1995
------------------          Financial Operations        --------------
(Bryant J. Tong)          (Principal Accounting Officer)
                          and a Director of
                          Phoenix Leasing Incorporated
                          General Partner

/S/ GARY W. MARTINEZ      Senior Vice President of      March 28, 1995
--------------------      Phoenix Leasing Incorporated  --------------
(Gary W. Martinez)        General Partner

/S/ MICHAEL K. ULYATT     Partnership Controller        March 28, 1995
---------------------     Phoenix Leasing Incorporated  --------------
(Michael K. Ulyatt)       General Partner

                                                                              Page 41 of 41

                        PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                                               SCHEDULE II
                                         (Amounts in Thousands)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
COLUMN A                         COLUMN B       COLUMN C      COLUMN D      COLUMN E        COLUMN F
----------------------------------------------------------------------------------------------------
Classification                   Balance at     Charged to    Charged to    Deductions      Balance at
                                 Beginning of   Expense       Revenue                       End of
                                 Period                                                     Period
Year ended December 31, 1992
 Allowance for losses on accounts
   receivable                      $ 528         $  0           $   0        $  60           $ 468
 Allowance for early termination
   of financing leases                 1            1               0           (2)(1)           4
 Allowance for losses on notes
   receivable                        143          110               0            0             253
                                   -----         ----           -----        -----           -----
   Totals                          $ 672         $111           $   0        $  58           $ 725
                                   =====         ====           =====        =====           =====
Year ended December 31, 1993
 Allowance for losses on accounts
   receivable                      $ 468         $  0           $   0        $  15           $ 453
 Allowance for early termination
   of financing leases                 4            0               4            0               0
 Allowance for losses on notes
   receivable                        253          115               0            0             368
                                   -----         ----           -----        -----           -----
   Totals                          $ 725         $115           $   4        $  15           $ 821
                                   =====         ====           =====        =====           =====
Year ended December 31, 1994
 Allowance for losses on accounts
   receivable                      $ 453         $  2           $ 334        $  38           $  83
 Allowance for losses on notes
   receivable                        368            0               0            0             368
                                   -----         ----           -----        -----           -----
   Totals                          $ 821         $  2           $ 334        $  38           $ 451
                                   =====         ====           =====        =====           =====

(1)  This amount represents the application (reversal) of the allowance for loss from early termination of financing leases.