Form 10-Q
period 1995-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND II
filed 1995-05-11
CIK 798905

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



_X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly period ended March 31, 1995


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


                        YES ___X___       NO _______

                                                                    Page 2 of 12
                         Part I. Financial Information
                          Item 1. Financial Statements
            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands except for Unit Amounts)
                                  (Unaudited)
                                                   March 31,        December 31,
                                                     1995              1994
                                                   ---------         ---------
                                 ASSETS
Cash and cash equivalents                         $     418         $     200

Accounts receivable (net of allowance for losses
  on accounts receivable of $83 at March 31, 1995
  and December 31, 1994, respectively)                  193               209

Notes receivable (net of allowance for losses on
  notes receivable of $368 March 31, 1995 and
  December 31, 1994)                                  2,030             2,039

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $8,191 and
  $13,441 at March 31, 1995 and December 31, 1994,
  respectively)                                         285               292

Net investment in financing leases                      480               564

Investment in joint ventures                          1,454             1,488

Cable systems, property and equipment(net of accum-
  umlated depreciation of $517 and $469 at March
  31, 1995 and December 31, 1994, respectively)       1,080             1,085

Deferred income tax asset                               126               142

Other assets                                            295               319
                                                   ---------         ---------
    Total Assets                                  $   6,361         $   6,338
                                                   =========         =========
                   LIABILITIES AND PARTNERS' CAPITAL
Liabilities

  Accounts payable and accrued expenses           $     962         $     985

  Minority interest in subsidiary                       531               569
                                                   ---------         ---------
    Total Liabilities                                 1,493             1,554
                                                   ---------         ---------
Partners' Capital

  General Partner                                        95                92

  Limited Partners,  400,000 units authorized,
    386,308 units issued and 379,583
    units outstanding at March 31, 1995 and
    December 31, 1994                                 4,773             4,692
                                                   ---------         ---------
    Total Partners' Capital                           4,868             4,784
                                                   ---------         ---------
    Total Liabilities and Partners' Capital       $   6,361         $   6,338
                                                   =========         =========
        The accompanying notes are an integral part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands except for Per Unit Amounts)
                                  (Unaudited)
                                                       Three Months Ended
                                                           March 31,
                                                        1995       1994
                                                      --------   --------
INCOME

  Rental income                                      $    248   $    520
  Gain on sale of equipment                               187        391
  Equity in earnings (losses) from joint ventures          90         (1)
  Gain on sale of marketable securities                    -         100
  Cable subscriber revenue                                146         -
  Interest income, notes receivable                        77         80
  Other income                                              1         11
                                                      --------   --------
      Total Income                                        749      1,101
                                                      --------   --------
EXPENSES

  Depreciation and amortization                           103        118
  Lease related operating expenses                        108        285
  Program services, cable systems                          50         -
  Management fees to General Partner and affiliate         27         42
  Reimbursed administrative costs to General Partner       38         34
  Legal expense                                            28         67
  General and administrative expenses                      77         52
                                                      --------   --------
      Total Expenses                                      431        598
                                                      --------   --------
NET INCOME BEFORE MINORITY INTEREST AND INCOME TAXES $    318   $    503
                                                      --------   --------
Minority interest in losses of subsidiary                   6         -
Income tax expense                                         (1)        -
                                                      --------   --------
NET INCOME                                           $    323   $    503
                                                      ========   ========


NET INCOME PER LIMITED PARTNERSHIP UNIT              $    .84   $   1.31
                                                      ========   ========
DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT           $    .63   $   2.52
                                                      ========   ========
ALLOCATION OF NET INCOME:
  General Partner                                    $      3   $      5
  Limited Partners                                        320        498
                                                      --------   --------
                                                     $    323   $    503
                                                      ========   ========
     The accompanying notes are an integral part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                             1995       1994
                                                           --------   --------
Operating Activities:

  Net income                                              $    323   $    503
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                              103        118
    Gain on sale of equipment                                 (187)      (391)
    Equity in losses (earnings) from joint ventures            (90)         1
    Minority interest in losses of subsidiary                   (6)        -
    Provision for losses on accounts receivable                  1         -
    Gain on sale of securities                                  -        (100)
    Decrease in accounts receivable                             15        213
    Decrease in accounts payable and accrued expenses          (13)       (22)
    Decrease in deferred income tax asset                       16         -
    Decrease in other assets                                    12         12
                                                          ---------  ---------
Net cash provided by operating activities                      174        334
                                                          ---------  ---------
Investing Activities:

  Principal payments, financing leases                          84        102
  Principal payments, notes receivable                           9         31
  Proceeds from sale of equipment                              172        398
  Proceeds from sale of securities                              -         100
  Purchase of equipment                                        (20)       (10)
  Investment in joint ventures                                  -         (11)
  Investment in securities                                      -         (42)
  Distributions from joint ventures                            124         -
  Cable systems, property and equipment                        (44)        -
  Payment of acquisition fees                                   (1)        -
                                                          ---------  ---------
Net cash provided by investing activities                      324        568
                                                          ---------  ---------
Financing Activities:

  Payments of principal, notes payable                         (10)       (66)
  Distribution to minority partners                            (31)        -
  Distributions to partners                                   (239)      (956)
                                                          ---------  ---------
Net cash used by financing activities                         (280)    (1,022)
                                                          ---------  ---------
Increase (decrease) in cash and cash equivalents               218       (120)

Cash and cash equivalents, beginning of period                 200      2,032
                                                          ---------  ---------
Cash and cash equivalents, end of period                  $    418   $  1,912
                                                          =========  =========
Supplemental Cash Flow Information:

  Cash paid for interest expense                          $     -   $       1

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

Note 2.  Reclassification:

Reclassification - Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

Note 3.  Notes Receivable:

IMPAIRED NOTES RECEIVABLE - On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by creditors for Impairment of a Loan - Income Recognition and Disclosures." Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral for collateral dependent loans.

In accordance with Statement No. 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Notes receivable previously classified as in-substance foreclosed cable systems but for which the Company had not taken possession of the collateral have been reclassified to notes receivable.

At March 31, 1995, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $108,000 for which the related allowance for losses is $29,000. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income.

           PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                              1995              1994
                                          ------------      ------------
                                              (Amounts in Thousands)
Beginning balance                        $        368      $        368
  Provision for losses                             -                 -
  Write downs                                      -                 -
                                          ------------      ------------
Ending balance                           $        368      $        368
                                          ============      ============

Note 4.  Income Taxes:

Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Phoenix Concept Cablevision, Inc. (The Subsidiary) is a corporation subject to state and federal tax regulations. The Subsidiary reports to the taxing authority on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes than for tax purposes, deferred taxes are provided for such differences using the liability method.

Note 5.  Net Income (Loss) and Distributions Per Limited Partnership Unit:

Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 379,583 for the three months ended March 31, 1995 and 1994. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance.

Note 6.  Investment in Joint Ventures

Equipment Joint Ventures

The aggregate combined statements of operations of the equipment joint ventures is presented below:

                       COMBINED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                               March 31,
                                                           1995         1994
                                                         --------     --------
                                                         (Amounts in Thousands)
                                     INCOME

    Rental income                                       $    823     $    654
    Gain on sale of equipment                                516          431
    Other income                                              55           -
                                                         --------     --------
                Total Income                               1,394        1,085
                                                         --------     --------

           PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  (Unaudited)

Note 6.  Investment in Joint Ventures (Continued)

Equipment Joint Ventures (Continued)

                   COMBINED STATEMENTS OF OPERATIONS (Continued)

                                                          Three Months Ended
                                                               March 31,
                                                           1995         1994
                                                         --------     --------
                                                          (Amounts in Thousands)
                                    EXPENSES

    Depreciation                                             345          329
    Lease related operating expenses                         658          677
    Management fees to General Partner                        64           61
    Other expenses                                             3           19
                                                         --------     --------
                Total Expenses                             1,070        1,086
                                                         --------     --------
                Net Income (Loss)                       $    324     $     (1)
                                                         ========     ========

Phoenix Leasing Cash Distribution Fund II and Subsidiary

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Phoenix Leasing Cash Distribution Fund II and Subsidiary (the Partnership) reported consolidated net income of $323,000 during the three months ended March 31, 1995, compared to net income of $503,000 during the same period in 1994.

    Total revenues decreased by $352,000 during the three months ended March 31, 1995, as compared to the same period in 1994. This decrease is due primarily to the decreases in rental income of $272,000 and a decreased gain on sale of equipment of $204,000 during the three months ended March 31, 1995, as compared to the same period in 1994. The decrease in rental income is attributable to a reduction in the size of the equipment portfolio due to ongoing equipment sales. At March 31, 1995, the Partnership owned equipment (excluding its pro rata interest in joint ventures) with an aggregate original cost of $11.3 million, as compared to $35.4 million at March 31, 1994. As the Partnership continues to sell equipment upon expiration of the lease terms, it is anticipated that the equipment portfolio and rental income will continue to decrease. In addition to sales of equipment, depreciation expense from leasing activities also has declined as a result of a larger portion of the equipment portfolio having been fully depreciated. Depreciation expense from leasing activities increased by $65,000 for the three months ended March 31, 1995 compared to 1994, resulting in a net decrease in depreciation and amortization of $15,000.

    Another factor contributing to the reduction in total revenues is the decrease in gain on sale of equipment for the three months ended March 31, 1995, as compared to the same period in 1994. The decline in gain and proceeds from sale of equipment is attributable to a decrease in the market value of equipment sold. For the three months ended March 31, 1995, the Partnership received sales proceeds of $172,000 from equipment with an aggregate original cost of $5.4 million, as compared to sales proceeds of $398,000 on equipment with an aggregate original cost of $3.7 million sold during the three months ended March 31, 1994.

    Total expenses decreased by $167,000 during the three months ended March 31, 1995, as compared to the same period in 1994. The decrease in total expenses was primarily attributable to the decrease in lease related operating expenses. Lease related operating expense decreased due to decreases in maintenance, administrative and residual sharing expenses on the Partnership's equipment leased pursuant to a purchase agreement with the manufacturer of the equipment. These expenses decreased as a result of the decrease in the revenues received from this equipment.

Cable Television System:
- -------------------------
    The increase in cable subscriber revenue during the three months ended March 31, 1995, is attributable to the acquisition of a cable television system on September 14, 1994. As a result, there were no cable subscriber revenue during the three months ended March 31, 1994. The acquisition of this cable television system was also responsible for the increases in program services expense and general and administrative expenses.

                                                                    Page 9 of 12
Phoenix Leasing Cash Distribution Fund II and Subsidiary

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

    The Partnership's primary source of liquidity comes from leasing and financing operations either directly or through its investments in joint ventures. The Partnership has contractual obligations with lessees and borrowers for fixed lease terms at fixed rental amounts and will also receive payments on its outstanding notes receivable. As the initial lease terms of the Partnership's short term operating leases expire, the Partnership will continue to renew, remarket or sell the equipment. The future liquidity in excess of the remaining contractual obligations will depend upon the General Partner's success in re-leasing and selling the Partnership's equipment as it comes off lease.

    As another source of liquidity, the Partnership owns a majority interest in a cable television company that it acquired ownership through foreclosure on a defaulted note receivable. This cable television company is expected to generate a positive cash flow, which will first be used for capital improvements and upgrades to the system in order to optimize the value to be received upon the eventual sale of the system. Any excess cash from operations or the sale of the system will then be distributed to the Partnership in accordance with its ownership interest.

    The net cash generated by operating activities was $174,000 during the three months ended March 31, 1995, as compared to $334,000 during the three months ended March 31, 1994. This decrease is primarily due to the decline in rental income which is attributable to the reduction in the amount of equipment owned by the Partnership.

    The aggregate original cost of equipment owned by the Partnership (including its pro rata interest in joint ventures) at March 31, 1995 approximates $13.3 million, as compared to $36.3 million at March 31, 1994. The Partnership is currently in the liquidation stage and as a result, does not have plans to continue to make any significant new investments in equipment leasing or financing transactions in the future.

    In addition to acquiring equipment for lease to third parties, the Partnership has provided financing to cable television system operators and security monitoring companies. The aggregate original amount of outstanding financing provided by the Partnership approximates $3.6 million at March 31, 1995, as compared to $4.2 million at March 31, 1994.

    The Partnership owns equipment held for lease with an original cost of $3,279,000 and a net book value of $8,000 at March 31, 1995, as compared to $14,008,000 and $60,000, respectively at March 31, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

    In accordance with the Limited Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received distributions of $239,000 and $956,000 for the three months ended March 31, 1995 and 1994, respectively. The cumulative cash distributions to limited

                                                                   Page 10 of 12
Phoenix Leasing Cash Distribution Fund II and Subsidiary

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (Continued)

partners  are   $79,254,000   and  $76,176,000  at  March  31,  1995  and  1994,
respectively. The General Partner did not receive distributions for the three months ended March 31, 1995 and 1994. While the General Partner is entitled to receive 5% of the cash distributions, it has voluntarily elected not to receive payment for its share to the cash distributions.

    The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from operations will also continue to decline. If the cash generated by Partnership operations continue to decline, the rate of cash distributions made to limited partners will also decline. Distributions to partners declined during the three months ended March 31, 1995, as compared to the same period in 1994. The Partnership anticipates making distributions for the remainder of 1995 at approximately the same rate as the first quarter of 1995.

    Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's on-going operational expenses.

                   PHOENIX LEASING CASH DISTRIBUTION FUND II

                                 March 31, 1995

                           Part II. Other Information



Item 1.   Changes in Securities  Inapplicable.


Item 2.   Defaults Upon Senior Securities  Inapplicable.


Item 3.   Submission of Matters to a Vote of Securities Holders  Inapplicable.


Item 4.   Other Information  Inapplicable.


Item 5.   Exhibits and Reports on 8-K

          a)    Exhibits:

                (27)    Financial Data Schedule

          b)    Reports on 8-K:  None.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PHOENIX LEASING CASH DISTRIBUTION FUND II
                                                  (Registrant)





 May 11, 1995                      BY:  /S/Paritosh K. Choksi
- -------------                           -------------------------
                                            Paritosh K. Choksi
                                            Senior Vice President
                                            Chief Financial Officer
                                            Treasurer
                                            Phoenix Leasing Incorporated
                                            Corporate General Partner


 May 11, 1995                      BY:  /S/Bryant J. Tong
- -------------                           -------------------------
                                            Bryant J. Tong
                                            Senior Vice President,
                                            Financial Operations
                                            (Principal Accounting Officer)
                                            and a Director of
                                            Phoenix Leasing Incorporated
                                            Corporate General Partner


 May 11, 1995                      BY:  /S/Gary W. Martinez
- -------------                           -------------------------
                                            Gary W. Martinez
                                            Senior Vice President
                                            Phoenix Leasing Incorporated
                                            Corporate General Partner


 May 11, 1995                      BY:  /S/Michael K. Ulyatt
- -------------                           -------------------------
                                            Michael K. Ulyatt
                                            Partnership Controller
                                            Phoenix Leasing Incorporated
                                            Corporate General Partner