Form 10-Q
period 1995-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND II
filed 1995-08-11
CIK 798905

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-Q

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
- -----   EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----   EXCHANGE ACT OF 1934

        For the transition period from ______________ to______________.

                         Commission file number 0-15287


                    PHOENIX LEASING CASH DISTRIBUTION FUND II
                                   Registrant

           California                                   68-0032426
      State of Jurisdiction                   I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California            94901-5527
- --------------------------------------------------------------------------------
   Address of Principal Executive Offices                 Zip Code

    Registrant's telephone number, including area code:     (415) 485-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                                    Yes X   No___

                         Part I. Financial Information
                          Item 1. Financial Statements
            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                  (Unaudited)
                                                      June 30,      December 31,
                                                        1995           1994
                                                        ----           ----

ASSETS

Cash and cash equivalents                               $  611        $      200
Accounts receivable (net of allowance for losses on
   accounts receivable of $56 and $83 at June 30,
   1995 and December 31, 1994, respectively)               160               209
Notes receivable (net of allowance for losses on
   notes receivable of $368 at June 30, 1995 and
   December 31,1994, respectively)                       2,011             2,039
Equipment on operating leases and held for lease (net
   of accumulated depreciation of $7,298 and $13,441
   at June 30, 1995 and December 31, 1994,
   respectively)                                           151               292
Net investment in financing leases                         405               564
Investment in joint ventures                             1,423             1,488
Cable systems, property and equipment (net of
   accumulated depreciation of $558 and $469 at
   June 30, 1995 and December 31, 1994,
   respectively)                                         1,057             1,085
Deferred income tax asset                                  146               142
Other assets                                               268               319
                                                        ------            ------

     Total Assets                                      $ 6,232           $ 6,338
                                                        ======            ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
   Accounts payable and accrued expenses               $   906           $   985
   Minority interest in subsidiary                         542               569
                                                        ------            ------

     Total Liabilities                                   1,448             1,554
                                                        ------            ------

Partners' Capital
   General Partner                                          97                92
   Limited Partners, 400,000 units authorized,
     386,308 units issued and 379,583 units
     outstanding at June 30, 1995 and December
     31, 1994                                            4,687             4,692
                                                        ------            ------

     Total Partners' Capital                             4,784             4,784
                                                        ------            ------

     Total Liabilities and Partners' Capital           $ 6,232           $ 6,338
                                                        ======            ======

                     The accompanying notes are an integral
                           part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                  (Unaudited)

                                          Three Months Ended    Six Months Ended
                                                June 30,            June 30,
                                             1995      1994      1995      1994
                                             ----      ----      ----      ----
INCOME
   Rental income                          $   211   $   621   $   458   $ 1,141
   Gain (loss) on sale of equipment           (20)      178       167       569
   Equity in earnings (losses) from
    joint ventures                            133        (9)      223       (10)
   Gain on sale of securities                  -        102        -        203
   Cable subscriber revenue                   143         -       289        -
   Interest income, notes receivable           77        80       154       159
   Other income                                10        37        11        47
                                          -------   -------   -------   -------
     Total Income                             554     1,009     1,302     2,109
                                          -------   -------   -------   -------

EXPENSES
   Depreciation and amortization               95       121       198       238
   Lease related operating expenses            74       217       182       501
   Program services, cable systems             39        -         90        -
   Management fees to General
    Partner and affiliate                      23        42        50        85
   Reimbursed administrative costs
    to General Partner                         36        31        74        65
   Legal expenses                              50        76        77       143
   General and administrative
    expenses                                   84        43       146        95
                                          -------   -------   -------   -------
     Total Expenses                           401       530       817     1,127
                                          -------   -------   -------   -------

NET INCOME BEFORE MINORITY
   INTEREST AND INCOME TAXES              $   153   $   479   $   485   $   982

Minority interest in earnings
 of subsidiary                                (11)       -         (4)       -
Income tax benefit (expense)                    8        -         (8)       -
                                          -------   -------   -------   -------

NET INCOME                                $   150   $   479   $   473   $   982
                                          =======   =======   =======   =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $   .39   $  1.25   $  1.23   $  2.56
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $   .62   $  2.47   $  1.25   $  4.99
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                      $     2   $     5   $     5   $    10
     Limited Partners                         148       474       468       972
                                          -------   -------   -------   -------
                                          $   150   $   479   $   473   $   982
                                          =======   =======   =======   =======

                     The accompanying notes are an integral
                           part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)
                                                                Six Months Ended
                                                                    June 30,
                                                                1995       1994
                                                                ----       ----
   Operating Activities:
   Net income                                               $    473   $    982
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                             198        238
       Gain on sale of equipment                                (167)      (569)
       Equity in losses (earnings) from joint ventures          (223)        10
       Provision for losses on accounts receivable                 3         (8)
       Increase in deferred income tax asset                      (4)        -
       Minority interest in losses of subsidiary                   4         -
       Gain on sale of securities                                 -        (203)
       Decrease in accounts receivable                            46        323
       Decrease in accounts payable and accrued expenses         (69)      (137)
       Decrease in other assets                                   24         24
                                                            --------   --------
Net cash provided by operating activities                        285        660
                                                            --------   --------

Investing Activities:
   Principal payments, financing leases                          159        203
   Principal payments, notes receivable                           28          9
   Proceeds from sale of equipment                               260        605
   Proceeds from sale of securities                               -         245
   Distribution from joint ventures                              288         -
   Purchase of equipment                                         (32)       (10)
   Investment in securities                                       -         (42)
   Cable systems, property and equipment                         (63)        -
   Investment in joint ventures                                   -         (12)
   Payment of acquisition fees                                    (1)        -
                                                            --------   --------
Net cash provided by investing activities                        639        998
                                                            --------   --------

Financing Activities:
   Payments of principal, notes payable                           (9)      (152)
   Distributions to minority partners                            (31)        -
   Distributions to partners                                    (473)    (1,893)
                                                            --------   --------
Net cash used by financing activities                           (513)    (2,045)
                                                            --------   --------
Decrease in cash and cash equivalents                            411       (387)
Cash and cash equivalents, beginning of period                   200      2,032
                                                            --------   --------
Cash and cash equivalents, end of period                    $    611   $  1,645
                                                            ========   ========

Supplemental Cash Flow Information:
   Cash paid for interest expense                           $     -    $      3

                     The accompanying notes are an integral
                           part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1.  General.

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

         Financial Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership does not expect the adoption of this statement to have a material impact on its financial position and results of operations. The Partnership plans to adopt Statement No. 121 on January 1, 1996.

Note 2.  Reclassification.

         Reclassification - Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

Note 3.  Notes Receivable.

         Impaired Notes Receivable. On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan", and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral dependent loans.

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

         At June 30, 1995, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $106,000, for which the related allowance for losses is $29,000. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:
                                                1995        1994
                                                ----        ----
                                             (Amounts in Thousands)
               Beginning balance                $368        $368
                    Provision for losses          -           -
                    Write downs                   -           -
                                                 ---         ---

               Ending balance                   $368        $368
                                                 ===         ===

Note 4.  Income Taxes.

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

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 379,583 for the six month periods ended June 30, 1995 and 1994. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance.

Note 6.  Investment in Joint Ventures.

Equipment Joint Ventures

         The aggregate combined statements of operations of the equipment joint ventures is presented below:

                       COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                            Three Months Ended  Six Months Ended
                                  June 30,           June 30,
                              1995       1994    1995       1994
                              ----       ----    ----       ----
INCOME
Rental income               $ 1,132  $   665   $ 1,955  $ 1,319
Gain on sale of
 equipment                      289      241       805      672
Other income                     50        4       106        3
                            -------  -------   -------  -------

    Total income              1,471      910     2,866    1,994
                            -------  -------   -------  -------

EXPENSES
Depreciation                    112      300       458      629
Lease related operating
 expenses                       758      607     1,416    1,284
Management fees to
 General Partner                 64       47       128      108
General and administrative
 expenses                         3       22         6       41
                            -------  -------   -------  -------

    Total expenses              937      976     2,008    2,062
                            -------  -------   -------  -------

Net income (loss)           $   534  $   (66)  $   858  $   (68)
                            =======  =======   =======  =======

Note 7.  Subsequent Event.

         The Partnership received $803,000 in July of 1995 as payment in full on one of its notes receivable from a cable television system operator with a net carrying value of approximately $561,000.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

       Phoenix Leasing Cash Distribution Fund II and Subsidiary (the Partnership) reported net income of $150,000 and $473,000 for the three and six months ended June 30, 1995, respectively, compared to net income of $479,000 and $982,000 for the three and six months ended June 30, 1994, respectively. The decrease in net income for both the three and six months ended June 30, 1995, compared to the same periods in 1994, is attributable to a decrease in revenues generated by the Partnership as it equipment portfolio continues to decline, a result of the ongoing liquidation of equipment upon the end of its lease term.

       Total revenues decreased by $455,000 and $807,000 for the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994. The largest decrease came from the decrease in rental income of $410,000 and $683,000 for the three and six months ended June 30, 1995, resepectively, compared to the same periods in 1994. The decrease in rental income is attributable to a reduction in the size of the equipment portfolio due to the ongoing sale of equipment. At June 30, 1995, the Partnership owned equipment with an aggregate original cost of $9.8 million, as compared to $33.9 million at June 30, 1994. As the Partnership continues to sell equipment upon expiration of the lease terms, it is anticipated that the equipment portfolio and rental income will continue to decrease.

       Another factor contributing to the reduction in total revenues is the decrease in gain on sale of equipment and a decreased gain on the sale of securities for the three and six months ended June 30, 1995, as compared to the same periods in 1994. The small loss on sale of equipment during the three months ended June 30, 1995 of $20,000, as compared to a gain on the sale of equipment of $178,000 during the same period in 1994, as well as the decreased gain on the sale of equipment of $402,000 during the six months ended June 30, 1995, as compared to the same period in 1994, is due to a decrease in the sales proceeds received on an increase in amount of equipment sold. This decrease in sales proceeds is reflective of the decrease in the market value of the equipment as it approaches the end of its useful life.

       The decrease in gain on sale of marketable securities of $102,000 and $203,000 during the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994, is due to the sale of stock warrants that the Partnership had been granted as part of a lease agreement in 1994. There were no comparable sales of stock warrants during 1995.

       Total expenses decreased by $129,000 and $310,000 during the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994. The largest decrease came from lease related operating expenses. Lease related operating expenses decreased by $143,000 and $319,000 due to decreases in maintenance, administrative and residual sharing expenses on the Partnership's equipment leased pursuant to a purchase agreement with the manufacturer of the equipment. These expenses decreased as a result of the decrease in the revenues received from this equipment.

Cable Television System:

       The increase in cable subscriber revenue during the three and six months ended June 30, 1995, as compared to the same periods in 1994, is attributable to the acquisition of a cable television system on September 14, 1994. As a result, there were no cable subscriber revenues during the three and six months ended June 30, 1995. The acquisition of this cable television system was also responsible for the increase in program services expenses and the increase in general and administrative expenses.

Joint Ventures:

       The Partnership reported an increase in earnings from joint ventures of $142,000 and $233,000 during the three and six months ended June 30, 1995, respectively, as compared to the same periods in 1994. The increase in earnings, as well as distributions, is reflective of the Partnership's investment in a new joint venture that was formed on October 28, 1994. As a result, there were no earnings from this joint venture during the three and six months ended June 30, 1994.

Liquidity and Capital Resources

       The Partnership's primary source of liquidity comes from leasing and financing operations. The Partnership has contractual obligations with lessees and borrowers for fixed terms at fixed payment amounts. The liquidity of the Partnership is dependent upon its success in collecting these contractual payments owed the Partnership. As the initial lease terms expire, the Partnership will continue to renew, remarket or sell the equipment. The future liquidity in excess of the remaining contractual obligations will depend upon the General Partner's success in re-leasing and selling the Partnership's equipment as it comes off lease.

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

       The Partnership reported net cash generated by operating activities of $285,000 during the six months ended June 30, 1995, as compared to $660,000 during the six months ended June 30, 1994. This decrease is due to the decline in rental income which is attributable to the reduction in the amount of equipment owned by the Partnership.

       The Partnership owned equipment held for lease with an original cost of $2,458,000 and a net book value of $1,000 at June 30, 1995, as compared to $13,389,000 and $60,000, respectively at June 30, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

       The cash distributed to partners for the six months ended June 30, 1995 and 1994 was $473,000 and $1,893,000, respectively. In accordance with the Limited Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received distributions of $473,000 and $1,893,000 for the six months ended June 30, 1995 and 1994, respectively. The cumulative cash distributions to limited partners are $79,488,000 and $77,112,000 at June 30, 1995 and 1994, respectively. The General Partner did not receive distributions for the six months ended June 30, 1995 and 1994. While the General Partner is entitled to receive 5% of the cash distributions, it has voluntarily elected not to receive payment for its share of the cash distributions.

       The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from operations will also continue to decline. If the cash generated by Partnership operations continue to decline, the rate of cash distributions made to limited partners will also decline. Distributions declined during the six months ended June 30, 1995, as compared to the same period in 1994. It is anticipated that the Partnership will continue to make distributions to partners during 1995 at approximately the same reduced rate as those made during the six months ended June 30, 1995.

       Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's ongoing operations expenses.

                   PHOENIX LEASING CASH DISTRIBUTION FUND II

                                 June 30, 1995

                           Part II. Other Information


Item 1.     Changes in Securities.  Inapplicable

Item 2.     Defaults Upon Senior Securities.  Inapplicable

Item 3.     Submission of Matters to a Vote of Securities Holders.  Inapplicable

Item 4.     Other Information.  Inapplicable

Item 5.     Exhibits and Reports on 8-K:

            a)  Exhibits:  None

            (27)     Financial Data Schedule

            b)  Reports on 8-K:  None

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

                                       PHOENIX LEASING CASH DISTRIBUTION FUND II
                                                      (Registrant)

        Date                       Title                        Signature


   August 10, 1995        Chief Financial Officer,        /S/ PARITOSH K. CHOKSI
                          Senior Vice President            (Paritosh K. Choksi)
                          and Treasurer of
                          Phoenix Leasing Incorporated
                          General Partner


   August 10, 1995        Senior Vice President,          /S/ BRYANT J. TONG
                          Financial Operations             (Bryant J. Tong)
                         (Principal Accounting Officer)
                          and a Director of
                          Phoenix Leasing Incorporated
                          General Partner


   August 10, 1995        Senior Vice President of        /S/ GARY W. MARTINEZ
                          Phoenix Leasing Incorporated     (Gary W. Martinez)
                          General Partner


   August 10, 1995        Partnership Controller          /S/ MICHAEL K. ULYATT
                          Phoenix Leasing Incorporated     (Michael K. Ulyatt)
                          General Partner