Form 10-Q
period 1995-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND II
filed 1995-11-13
CIK 798905

Page 1 of 12


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934


                For the quarterly period ended September 30, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-15287


                    PHOENIX LEASING CASH DISTRIBUTION FUND II
                                   Registrant

            California                                   68-0032426
      State of Jurisdiction                  I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                       94901-5527
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

                      Yes   X                    No
                          -----                     -----


                                      Part I. Financial Information
                                      Item 1. Financial Statements
                        PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                                       CONSOLIDATED BALANCE SHEETS
                             (Amounts in Thousands Except for Unit Amounts)
                                               (Unaudited)
                                                                               September 30, December 31,
                                                                                   1995         1994
                                                                                  ----         ----
ASSETS

Cash and cash equivalents                                                          $1,632     $  200

Accounts receivable (net of allowance for losses on accounts receivable
   of $65 and $83 at September 30, 1995 and December 31, 1994, respectively)          160        209

Notes receivable (net of allowance for losses on notes receivable of $365 and
   $368 at September 30, 1995 and December 31, 1994, respectively)                  1,453      2,039

Equipment  on  operating   leases  and  held  for  lease  (net of accumulated
   depreciation of $6,091 and $13,441 at September 30, 1995 and December 31,
   1994, respectively)                                                                125        292

Net investment in financing leases                                                    327        564

Investment in joint ventures                                                        1,187      1,488

Cable systems, property and equipment (net of accumulated depreciation of $599
   and $469 at September 30, 1995 and December 31, 1994, respectively)              1,022      1,085

Deferred income tax asset                                                             142        142

Other assets                                                                          223        319
                                                                                   ------     ------

     Total Assets                                                                  $6,271     $6,338
                                                                                   ======     ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                                           $  631     $  985

   Minority interest in subsidiary                                                    546        569
                                                                                   ------     ------

     Total Liabilities                                                              1,177      1,554
                                                                                   ------     ------

Partners' Capital

   General Partner                                                                    103         92

   Limited Partners, 400,000 units authorized, 386,308 units issued and
     379,583 units outstanding at September 30, 1995 and December 31, 1994          4,991      4,692
                                                                                   ------     ------

     Total Partners' Capital                                                        5,094      4,784
                                                                                   ------     ------

     Total Liabilities and Partners' Capital                                       $6,271     $6,338
                                                                                   ======     ======

                                 The accompanying notes are an integral
                                        part of these statements.

                                                                    Page 3 of 12

                        PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Amounts in Thousands Except for Per Unit Amounts)
                                               (Unaudited)
                                                             Three Months Ended          Nine Months Ended
                                                                September 30,               September 30,
                                                             1995          1994          1995          1994
                                                             ----          ----          ----          ----
INCOME
   Rental income                                           $   226       $   563       $   684       $ 1,704
   Gain on sale of equipment                                   159           205           326           774
   Equity in earnings (losses) from joint ventures             124           (23)          347           (34)
   Cable subscriber revenue                                    151            49           440            49
   Interest income, notes receivable                           354           118           507           277
   Gain on sale of securities                                 --            --            --             203
   Other income                                                123            17           134            47
                                                           -------       -------       -------       -------
     Total Income                                            1,137           929         2,438         3,020
                                                           -------       -------       -------       -------

EXPENSES
   Depreciation and amortization                               209           127           407           365
   Lease related operating expenses                             74           143           256           645
   Program services, cable systems                              46          --             135          --
   Management fees to General Partner and affiliate             51            35           101           120
   Reimbursed administrative costs to General Partner           40            37           114           102
   Legal expenses                                               59            84           136           226
   General and administrative expenses                         102            58           249           136
                                                           -------       -------       -------       -------
     Total Expenses                                            581           484         1,398         1,594
                                                           -------       -------       -------       -------

NET INCOME BEFORE MINORITY
   INTEREST AND INCOME TAXES                               $   556       $   445       $ 1,040       $ 1,426

Minority interest in earnings of subsidiary                     (4)          (17)           (8)          (17)

Income tax expense                                              (6)         --             (13)         --
                                                           -------       -------       -------       -------

NET INCOME                                                 $   546       $   428       $ 1,019       $ 1,409
                                                           =======       =======       =======       =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                        $  1.43       $  1.12       $  2.66       $  3.68
                                                           =======       =======       =======       =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                        $   .62       $  2.49       $  1.87       $  7.48
                                                           =======       =======       =======       =======

ALLOCATION OF NET INCOME:
     General Partner                                       $     5       $     4       $    10       $    14
     Limited Partners                                          541           424         1,009         1,395
                                                           -------       -------       -------       -------
                                                           $   546       $   428       $ 1,019       $ 1,409
                                                           =======       =======       =======       =======

                                 The accompanying notes are an integral
                                        part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                             Nine Months Ended
                                                                September 30,
                                                             1995         1994
                                                             ----         ----
Operating Activities:
   Net income                                              $ 1,019      $ 1,409
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                             407          365
     Gain on sale of equipment                                (326)        (774)
     Equity in losses (earnings) from joint ventures          (347)          34
     Provision for losses on accounts receivable                15           (7)
     Increase in deferred income tax asset                    --           --
     Minority interest in losses of subsidiary                   8           17
     Gain on sale of securities                               --           (203)
     Decrease in accounts receivable                            34          338
     Decrease in accounts payable and accrued expenses        (344)         (71)
     Decrease in other assets                                   35           35
                                                           -------      -------

Net cash provided by operating activities                      501        1,143
                                                           -------      -------

Investing Activities:
     Principal payments, financing leases                      237          300
     Principal payments, notes receivable                      586           31
     Proceeds from sale of equipment                           311          853
     Proceeds from sale of securities                         --            245
     Distribution from joint ventures                          648         --
     Purchase of equipment                                     (32)         (94)
     Investment in notes receivable                           --           (106)
     Investment in securities                                 --            (42)
     Cable systems, property and equipment                     (69)          (2)
     Investment in joint ventures                             --            (30)
     Payment of acquisition fees                                (1)          (3)
                                                           -------      -------

Net cash provided by investing activities                    1,680        1,152
                                                           -------      -------

Financing Activities:
     Partners' contribution                                   --             12
     Payments of principal, notes payable                       (9)        (174)
     Distributions to minority partners                        (31)        --
     Distributions to partners                                (709)      (2,839)
                                                           -------      -------

Net cash used by financing activities                         (749)      (3,001)
                                                           -------      -------

Decrease in cash and cash equivalents                        1,432         (706)

Cash and cash equivalents, beginning of period                 200        2,032
                                                           -------      -------

Cash and cash equivalents, end of period                   $ 1,632      $ 1,326
                                                           =======      =======

Supplemental Cash Flow Information:
     Cash paid for interest expense                        $  --        $     3

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

         At September 30, 1995, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $105,000, for which the related allowance for losses is $29,000. The average recorded investment impaired loans during the nine months ended September 30, 1995 was approximately $106,000. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:
                                                          1995              1994
                                                          ----              ----
                                                          (Amounts in Thousands)

Beginning balance                                        $ 368             $ 368
     Provision for losses                                 --                --
     Write downs                                            (3)             --
                                                         -----             -----

Ending balance                                           $ 365             $ 368
                                                         =====             =====

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

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 379,583 for the nine month periods ended September 30, 1995 and 1994. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance.

Note 6.       Investment in Joint Ventures.

Equipment Joint Ventures

         The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                       Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                        1995      1994       1995       1994
                                        ----      ----       ----       ----

INCOME
Rental income                         $ 1,013   $   409    $ 2,968   $ 1,728
Gain on sale of equipment                 359       199      1,164       871
Other income                              569      --          674         4
                                      -------   -------    -------   -------

         Total income                   1,941       608      4,806     2,603
                                      -------   -------    -------   -------

EXPENSES
Depreciation                              628       281      1,086       910
Lease related  operating expenses         726       453      2,142     1,738
Management fees to General Partner         94        33        221       141
General and administrative expenses         1        16          8        57
                                      -------   -------    -------   -------

         Total expenses                 1,449       783      3,457     2,846
                                      -------   -------    -------   -------

Net income (loss)                     $   492   $  (175)   $ 1,349   $  (243)
                                      =======   =======    =======   =======

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

       Phoenix Leasing Cash Distribution Fund II and Subsidiary (the Partnership) reported net income of $546,000 and $1,019,000 for the three and nine months ended September 30, 1995, respectively, compared to net income of $428,000 and $1,409,000 for the three and nine months ended September 30, 1994, respectively. The increase in net income for the three months ended September 30, 1995, compared to the same period in 1994, is primarily attributable to an increase in total revenues. The decrease in net income for the nine months ended September 30, 1995, as compared to the same period in 1994, is attributable to a decrease in total revenues.

       Total  revenues  increased  by  $208,000  during the three  months  ended
September  30,  1995,  but  decreased  by  $582,000  for the nine  months  ended
September 30, 1995, as compared to the same periods in 1994. Rental income decreased during both the three and nine months ended September 30, 1995, as compared to the same periods in 1994. The decrease in rental income is attributable to a reduction in the size of the equipment portfolio due to the ongoing sale of equipment. At September 30, 1995, the Partnership's lease portfolio consisted of equipment with an aggregate original cost of $8.6 million, as compared to $28 million at September 30, 1994. As the Partnership continues to sell equipment upon expiration of the lease terms, it is anticipated that the equipment portfolio and rental income will continue to decrease.

       During the three and nine months ended September 30, 1995, the Partnership reported increases in interest income from notes receivable, earnings from joint ventures, cable subscriber revenues and an increase in other income, as compared to the same periods in 1994. The increase in earnings from joint ventures will be further discussed under "Joint Ventures" and the increase in cable subscriber revenues will be discussed under "Cable Television System".

       The increase in interest income from notes receivable during the three months ended September 30, 1995, was attributable to the payoff of a defaulted note receivable from a cable television system operator during the third quarter of 1995. The Partnership had suspended the accrual of interest income on this note. Upon payoff, the proceeds were first applied against the outstanding balance, with the excess proceeds recognized as interest income.

       The decrease in gain on sale of marketable securities of $203,000 during the nine months ended September 30, 1995, as compared to the same period in 1994, is due to the sale of stock warrants that the Partnership had been granted as part of a lease agreement. There were no comparable sales of stock warrants during 1995.

       Total expenses increased by $97,000 during the three months ended September 30, 1995, but decreased by $196,000 during the nine months ended September 30, 1995, as compared to the same periods in 1994. The increase in total expenses during the three months ended September 30, 1995 is attributable to increases in several expense line items related to the operation of a cable television system. The increase in cable television system expenses is due to the foreclosure upon a cable television system in September of 1994. As a result, there were no comparable expenses from this cable television system in 1994.

       Lease related operating expenses decreased by $69,000 and $389,000 due to decreases in maintenance, administrative and residual sharing expenses on the Partnership's equipment leased pursuant to a purchase agreement with the manufacturer of the equipment. These expenses decreased as a result of the decrease in the revenues received from this equipment.

Cable Television System:

       The increase in cable subscriber revenues, program services expense, general and administrative expenses and depreciation during the three and nine months ended September 30, 1995, as compared to the same periods in 1994, is attributable to the acquisition of a cable television system on September 14, 1994. As a result, there were no comparable cable subscriber revenues during the three and nine months ended September 30, 1995.

Joint Ventures:

       The Partnership reported an increase in earnings from joint ventures of $147,000 and $381,000 during the three and nine months ended September 30, 1995, respectively, as compared to the same periods in 1994. The increase in earnings, as well as distributions, is reflective of the Partnership's investment in a new joint venture that was formed on October 28, 1994. As a result, there were no earnings from this joint venture during the three and nine months ended September 30, 1994.

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

       As another source of liquidity, the Partnership owns a majority interest in a cable television company that it acquired ownership through foreclosure on a defaulted note receivable. This cable television company is expected to generate a positive cash flow, which will first be used for capital improvements and upgrades to the system in order to optimize the value to be received upon the eventual sale of the system. Any excess cash from operations or the sale of the system will then be distributed to the Partnership in accordance with its ownership interest. The Partnership received a distribution for its share of the excess cash from the cable television system of $116,000 during the nine months ended September 30, 1995.

       The Partnership reported net cash generated by operating activities of $501,000 during the nine months ended September 30, 1995, as compared to $1,143,000 during the same period in 1994. This decrease is due to the decline in rental income which is attributable to the reduction in the amount of equipment owned by the Partnership from $8.6 million at September 30, 1995, to $28 million at September 30, 1994.

       The Partnership owned equipment held for lease with an original cost of $2,486,000 and a net book value of $1,000 at September 30, 1995, as compared to $13,357,000 and $48,000, respectively at September 30, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

       The cash distributed to partners for the nine months ended September 30, 1995 and 1994 was $709,000 and $2,839,000, respectively. In accordance with the Limited Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received distributions of $709,000 and $2,839,000 for the nine months ended September 30, 1995 and 1994, respectively. The cumulative cash distributions to limited partners are $79,725,000 and $78,058,000 at September 30, 1995 and 1994, respectively. The General Partner did not receive distributions for the nine months ended September 30, 1995 and 1994. While the General Partner is entitled to receive 5% of the cash distributions, it has voluntarily elected not to receive payment at this time for its share of the cash distributions.

       The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from operations will also continue to decline. Distributions declined during the nine months ended September 30, 1995, as compared to the same period in 1994. It is anticipated that the Partnership will continue to make distributions to partners in October of 1995 and January of 1996 at approximately the same rate as those made during the nine months ended September 30, 1995. After the January 1996 distribution, the Partnership will switch to an annual distribution with the first annual distribution to be made on January 15, 1997.

       Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's ongoing operations expenses.

                    PHOENIX LEASING CASH DISTRIBUTION FUND II

                               September 30, 1995

                           Part II. Other Information


Item 1.      Legal Proceedings.  Inapplicable

Item 2.      Changes in Securities.  Inapplicable

Item 3.      Defaults Upon Senior Securities.  Inapplicable

Item 4.      Submission of Matters to a Vote of Securities Holders. Inapplicable

Item 5.      Other Information.  Inapplicable

Item 6.      Exhibits and Reports on 8-K:

             a)  Exhibits:

                 (27)  Financial Data Schedule

             b)  Reports on 8-K:  None

                                                                   Page 12 of 12

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          PHOENIX LEASING CASH DISTRIBUTION FUND II
                                                                        (Registrant)

           Date                                       Title                                      Signature

November 13, 1995                                                                        /S/ PARITOSH K. CHOKSI
-----------------                              Chief Financial Officer,                  ----------------------
                                               Senior Vice President                    (Paritosh K. Choksi)
                                               and Treasurer of
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                                                                        /S/ BRYANT J. TONG
-----------------                              Senior Vice President,                    ------------------
                                               Financial Operations                     (Bryant J. Tong)
                                               (Principal Accounting Officer)
                                               and a Director of
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                                                                        /S/ GARY W. MARTINEZ
-----------------                              Senior Vice President of                  --------------------
                                               Phoenix Leasing Incorporated             (Gary W. Martinez)
                                               General Partner


November 13, 1995                                                                        /S/ MICHAEL K. ULYATT
-----------------                              Partnership Controller                    ---------------------
                                               Phoenix Leasing Incorporated             (Michael K. Ulyatt)
                                               General Partner
