Form 10-K
period 1995-12-31
PHOENIX LEASING CASH DISTRIBUTION FUND II
filed 1996-03-29
CIK 798905

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

__X__ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995

Commission File Number 0-15287

                    PHOENIX LEASING CASH DISTRIBUTION FUND II
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           California                                   68-0032426
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

2401 Kerner Boulevard, San Rafael, California                    94901-5527
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:     (415) 485-4500
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:  Units of Limited
                                                            Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes ___    No _X_

As of December 31, 1995, 379,583 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1995.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                    PHOENIX LEASING CASH DISTRIBUTION FUND II

                          1995 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                            Page

                                     PART I

Item 1.          Business.................................................    3
Item 2.          Properties...............................................    5
Item 3.          Legal Proceedings........................................    6
Item 4.          Submission of Matters to a Vote of Security Holders......    6


                                     PART II

Item 5.          Market for the Registrant's Securities and Related
                 Security Holder Matters..................................    6
Item 6.          Selected Financial Data..................................    6
Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................    7
Item 8.          Financial Statements and Supplementary Data..............    9
Item 9.          Disagreements on Accounting and Financial Disclosure
                 Matters..................................................   26


                                    PART III

Item 10.         Directors and Executive Officers of the Registrant.......   26
Item 11.         Executive Compensation...................................   27
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management...............................................   27
Item 13.         Certain Relationships and Related Transactions...........   28


                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K.................................................   28


Signatures ...............................................................   30

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

Equipment Leasing and Financing Operations.

         From the initial formation of the Partnership through December 31, 1995, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro rata interest in investments made by joint ventures, approximate $175,590,000. The average initial firm term of contractual payments from equipment subject to lease was 32.19 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.24%. The average initial firm term of contractual payments from loans was 82.01 months.

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

         The Partnership's financing activities have been concentrated in the cable television industry. The Partnership has made secured loans (notes receivable) to operators of cable television systems for the acquisition, refinancing, construction, upgrade and extension of such systems located throughout the United States. The loans to cable television system operators are secured by a senior or subordinated interest in the assets of the cable television system, its franchise agreements, subscriber lists, material contracts and other related assets. In some cases the Partnership has also received personal guarantees from the owners of the systems. At December 31, 1995, the Partnership's remaining investments in notes receivable consist of a note receivable from one cable television system operator and a note receivable from a security monitoring company. The Partnership's net investment in notes receivable before consideration of the allowance for losses on notes receivable approximates 28% of the total assets of the Partnership at December 31, 1995.

         Several  of the  cable  television  system  operators  the  Partnership provided financing to have experienced financial difficulties. These difficulties are believed to have been caused by several factors such as: a significant reduction in the availability of debt from banks and other financial institutions to finance acquisitions and operations, uncertainties related to future government regulation in the cable television industry and the economic recession in the United States. These factors have resulted in a significant decline in the demand for the acquisition of cable systems and have further caused an overall decrease in the value of many cable television systems. As a result of the above, many of the Partnership's notes receivable from cable television system operators have gone into default. The result is that the Partnership has not received scheduled payments, has had to grant loan extensions, has experienced an increase in legal and collection costs and in some cases, has had to foreclose on the cable television system. The impact of this has been a decrease in the overall return on the Partnership's investments in such notes.

         The Partnership has acquired equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 1995 approximately 71% of the equipment owned by the Partnership was classified as Financing leases. The Partnership has also provided financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases are generally for a longer term under which the non-cancelable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment.

         Competition. The General Partner has concentrated the Partnership's activities in the equipment leasing and financing industry, an area in which the General Partner has developed an expertise. The computer equipment leasing industry is extremely competitive. The Partnership competes with many well established companies having substantially greater financial resources. Competitive factors include pricing, technological innovation and methods of financing (including use of various short-term and long-term financing plans, as well as the outright purchase of equipment). Generally, the impact of these factors to the Partnership would be the realization of increased equipment remarketing and storage costs, as well as lower residuals received from the sale or remarketing of such equipment.

Cable Television System Operations.

         Phoenix Concept Cablevision, Inc. (the "Subsidiary") is a majority owned subsidiary of the Partnership. The Subsidiary was acquired through foreclosure of a defaulted note receivable to the Partnership on September 15, 1994. The net carrying value of the Partnership's share of this defaulted note receivable was approximately $1,620,000, which was exchanged for an 81.22% ownership interest in this joint venture. The Partnership owns approximately 58% of the outstanding shares of Phoenix Concept Cablevision, Inc. Phoenix Concept Cablevision, Inc. owns 100% of the outstanding shares of Concept Cablevision of South Carolina, Inc., which owns and operates a cable television system. Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the system.

         Concept Cablevision of South Carolina, Inc. owns and operates a cable television system located in the state of South Carolina, which currently consists of two headend locations and 81 miles of plant passing approximately 3,710 homes and has approximately 1,966 cable subscribers at December 31, 1995. The cable television system serves the communities of Holly Hill, St. George, Reevesville, Eutawville, certain unincorporated areas in Dorchester County and other communities in Orangeburg County. The cable system operates under six non-exclusive franchise agreements with each of the stated municipalities. These cable franchise agreements expire between the years 1996 and 2003.

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

         The Partnership intends to own and operate the cable system until market conditions would enable a sale at acceptable terms. Any excess cash generated from operations of the cable system will be used for upgrades and improvements to the system in order to maximize the value of the system.

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

         The newly passed Telecommunications Bill allows telephone companies to enter into the cable television business and vice-versa. Large cable television systems that have upgraded their systems with fiber and two way capabilities may find themselves getting a piece of the much larger telephone revenue. For the smaller rural cable systems, such as those owned by the Partnership or through investments in joint ventures, it is unlikely that the Partnership will enter into telephone services nor will the telephone companies try to seek our customers in the near future. The systems owned by the Partnership are too small and not dense enough to pay for the large amount of capital expenditures needed for these services.

         A favorable part of the bill is that small cable systems will be immediately deregulated from most regulations and that the definition of a small cable operator is under 600,000 subscribers. This will allow small operators to raise rates if needed, and eliminate the need to provide franchise authorities with costly rate filings and justifications. The new bill also allows the local telephone companies to buy out small cable operators in their own region as well as to joint venture with small cable operators. During 1995, the General Partner has observed a renewed market interest in small cable systems. The final impact of the newly passed Telecommunications Bill will not be known fully until a technical rewrite is completed and all the legal challenges have been made.

         Please see Note 15 in the Partnership's financial statements for financial information about the Partnership's business segments.

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1995, together with information concerning the uses of assets is set forth in Item 2.


Item 2.       Properties.

         The Partnership is engaged in the equipment leasing and financing industry. The primary assets held by the Partnership are its investments in leases and loans either directly or through its investment in joint ventures.

         As of December 31, 1995, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $10,240,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1995.

                                                                   Percentage of
            Asset Types                          Purchase Price(1)  Total Assets
            -----------                          ----------------- -------------
                                               (Amounts in Thousands)

Computer Peripherals                                  $ 4,046           40%
Reproduction Equipment                                  2,840           28
Financing Related to Cable Television Systems           1,350           13
Telecommunications                                      1,153           11
Mainframes                                                525            5
Capital Equipment Leased to Emerging
  Growth Companies                                        250            2
Financing of Security Monitoring System Companies          57            1
Small Computer Systems                                     19           --
                                                      -------          ---

TOTAL                                                 $10,240          100%
                                                      =======          ===

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $1,683,000, cost of equipment on financing leases of $1,382,000 and original cost of outstanding loans of $1,406,000 at December 31, 1995

Cable Television System Operations.

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

         (b)  Approximate number of equity security investments:

                                                  Number of Unit Holders
              Title of Class                      as of December 31, 1995
              --------------                      -----------------------

              Limited Partners                              9,109


                                     PART II

Item 6.       Selected Financial Data.
                                         Amounts in Thousands Except for Per Unit Amounts
                                         ------------------------------------------------
                                     1995          1994(1)     1993         1992          1991
                                     ----          ----        ----         ----          ----

Total Income                      $  2,868     $  5,095     $  5,613     $ 10,706      $ 14,290

Net Income (Loss)                    1,164        2,925        1,570       (1,540)       (5,429)

Total Assets                         6,150        6,338        6,922       10,168        24,728

Distributions to Partners              949        3,796        3,794       14,269        14,623

Net Income (Loss) per Limited
  Partnership Unit                    3.04         7.63         4.09        (4.01)       (14.09)

Distributions per Limited
  Partnership Unit                    2.50        10.00         9.99        37.54         36.89

(1) Commencing in 1994, the amounts reflect the consolidated activity of the Partnership and its subsidiary.

         The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Phoenix Leasing Cash Distribution Fund II and Subsidiary (the Partnership) reported net income of $1,164,000 during the year ended December 31, 1995, as compared to net income of $2,925,000 and $1,570,000 during 1994 and 1993, respectively. The decrease in net income during 1995, as compared to 1994, is due to a decrease in rental income and the absence of a settlement. The improvement in earnings during 1994 is primarily due to a settlement of $1,180,000 received by the Partnership during 1994.

         Total revenues declined by $2,227,000 during 1995, as compared to a decline of $418,000 during 1994, when compared to the previous year. The decline in total revenues during 1995, as compared to 1994, is due to a decrease in rental income of $1,491,000 and the absence of a settlement. The decrease in rental income for both 1995 and 1994 is a result of a decrease in the amount of equipment owned by the Partnership. At December 31, 1995, the Partnership owned equipment with an aggregate original cost of $7.2 million, as compared to $16.6 million at December 31, 1994. As the Partnership continues to sell equipment upon expiration of the lease terms, it is anticipated that the equipment portfolio and rental income will continue to decrease. Additionally, the Partnership reported a decreased gain on the sale of equipment of $378,000 and $629,000 during 1995 and 1994, respectively, due to a decrease in the market value of equipment sold. Partially offsetting these decreases was a settlement received by the Partnership during 1994 (see Note 9).

         Total expenses decreased by $484,000 during 1995, when compared to 1994, due primarily to a decrease of $456,000 in lease related operating expenses. The decrease in total expense of $1,797,000 during 1994, when compared to 1993, was due primarily to the decrease in depreciation and amortization of $1,536,000. The decrease in depreciation and amortization expense was attributable to the decrease in the size of the equipment portfolio due to the sale of equipment and a large portion of the equipment having been fully depreciated. The Partnership sold equipment with an aggregate original cost of $9,521,000, $22,547,000 and $18,149,000 during the years ended December 31,
1995, 1994 and 1993, respectively.

         The decrease in lease related operating expenses during 1995 and 1994 was due to a decrease in maintenance, remarketing and refurbishing expenses incurred on a portion of the Partnership's reproduction equipment purchased pursuant to a vendor lease and remarketing agreement. In accordance with the agreement, these expenses are deducted from the rents and sales proceeds received from such leases and decrease along with the decrease in rental income.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the Partnership.

Cable Television System Operations

         The Partnership owns a majority interest in a cable television system that it received through the foreclosure on a defaulted note receivable on September 15, 1994. Only the results of operations since September 15, 1994 are included in the consolidated results of operations of the Partnership for the year ended December 31, 1994. As a result, this cable television system did not generate significant revenues during 1994. During 1995, the Partnership reported cable subscriber revenues of $589,000 and total expenses of $590,000 from this cable television system.

Joint Ventures

         The Partnership's increased earnings from its investment in joint ventures during 1995, as compared to 1994, is due to a full year of earnings from the Partnership's investment in a new equipment leasing joint venture that was formed on October 28, 1994. There were no significant earnings from this joint venture during 1994.


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

         The net cash generated by equipment leasing and financing activities was $1,581,000, $2,052,000 and $2,647,000 during 1995, 1994 and 1993, respectively. The net cash generated by equipment leasing and financing activities continues to decline for the same reasons as the decrease in rental income as previously discussed. Proceeds from the sale of equipment decreased due to a decrease in the market value of equipment sold.

         The Partnership owns equipment being held for lease with an aggregate original cost of $2,078,000, $3,650,000 and $13,484,000, and a net book value of $0, $36,000 and $40,000 at December 31, 1995, 1994 and 1993, respectively. The
General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The cash distributed to partners for the years ended December 31, 1995, 1994 and 1993 were $949,000, $3,796,000 and $3,794,000, respectively. In accordance with the Limited Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. The limited partners received distributions of $949,000, $3,796,000 and $3,794,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The cumulative distributions to Limited Partners are $79,964,000, $79,015,000 and $75,219,000 at December 31, 1995, 1994 and 1993, respectively.

         The General Partner did not receive payment for its share of cash distributions for the years ended December 31, 1995, 1994 and 1993. In accordance with the partnership agreement, upon termination of the Partnership, the General Partner is required to restore any deficit balance in its capital account. During 1992, the General Partner elected to make an early contribution for such deficit capital balance and is no longer receiving payment for its share of the cash available for distribution.

         The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from operations will also decline. As the cash generated by Partnership operations continues to decline, the rate of cash distributions made to limited partners will also decline. During 1993, the Partnership reduced the cash distributions to partners due to such decline in the cash available for distribution. The Partnership's quarterly distribution to partners in January of 1996 was at the same rate as the distributions made during 1995. After the January 1996 distribution, the Partnership will switch to an annual distribution with the first annual distribution to be made on January 15, 1997.

         The Partnership has been adversely impacted by several factors that have resulted in returns and recovery of investment in lower than anticipated amounts. The factors impacting the Partnership have been the economic recession in the United States, the rate of obsolescence of computer equipment, the market demand and remarketability for equipment owned by the Partnership, aggressive manufacturer sales practices and a general unavailability of debt to companies. All of these factors have resulted in the decline in revenues and the reduced distributions to partners.

         Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's ongoing operational expenses and debt service.

Item 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 1995

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects the consolidated financial position of Phoenix Leasing Cash Distribution Fund II and Subsidiary at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP


San Francisco, California
  January 19, 1996

                                                                                                                 Page 11 of 31


                          PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS
                              (Amounts in Thousands Except for Unit Amounts)
                                                                                                  December 31,
                                                                                            1995                1994
                                                                                            ----                ----
ASSETS
Cash and cash equivalents                                                               $   1,951           $     200

Accounts receivable (net of allowance for losses on
   accounts receivable of $67 and $83 at December 31,
   1995 and 1994, respectively)                                                               110                 209

Notes receivable (net of allowance for losses on notes
   receivable of $358 and $368 at December 31, 1995
   and 1994, respectively)                                                                  1,390               2,039

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $5,061 and
   $13,441 at December 31, 1995 and 1994, respectively)                                        99                 292

Net investment in financing leases                                                            248                 564

Investment in joint ventures                                                                  995               1,488

Cable systems, property and equipment (net of
   accumulated depreciation of $640 and $469 at
   December 31, 1995 and 1994, respectively)                                                  997               1,085

Deferred income tax asset                                                                     118                 142

Other assets                                                                                  242                 319
                                                                                        ---------           ---------

     Total Assets                                                                       $   6,150           $   6,338
                                                                                        =========           =========

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                                                $     584           $     985

   Minority interest in subsidiary                                                            541                 569
                                                                                        ---------           ---------

     Total Liabilities                                                                      1,125               1,554
                                                                                        ---------           ---------

Partners' Capital:

   General Partner                                                                            104                  92

   Limited Partners, 400,000 units authorized,
     386,308 units issued and 379,583 units
     outstanding at December 31, 1995 and 1994                                              4,895               4,692

   Unrealized gains on available-for-sale securities                                           26                 -
                                                                                        ---------           ---------

     Total Partners' Capital                                                                5,025               4,784
                                                                                        ---------           ---------

     Total Liabilities and Partners' Capital                                            $   6,150           $   6,338
                                                                                        =========           =========

                                            The accompanying notes are an integral
                                                    part of these statements.

                                                                                                              Page 12 of 31


                                   PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Amounts in Thousands Except for Per Unit Amounts)
                                                                                 For the Years Ended December 31,
                                                                            1995               1994               1993
                                                                            ----               ----               ----
INCOME
   Rental income                                                        $     842           $  2,333         $    3,779

   Gain on sale of equipment                                                  443                821              1,450

   Equity in earnings (losses) from joint ventures                            342                  6               (100)

   Interest income, notes receivable                                          580                300                294

   Gain on sale of securities                                                 -                  203                -

   Cable subscriber revenue                                                   589                198                -

   Settlement                                                                 -                1,180                -

   Other income                                                                72                 54                 90
                                                                        ---------           --------         ----------

     Total Income                                                           2,868              5,095              5,513
                                                                        ---------           --------         ----------

EXPENSES

   Depreciation and amortization                                              488                474              2,010

   Lease related operating expenses                                           346                802              1,081

   Program services, cable systems                                            180                 72                -

   Management fees to General Partner and affiliate                           125                161                230

   Provision for losses on receivables                                         10                  2                111

   Legal expense                                                              156                284                161

   Reimbursed administrative costs to
     General Partner                                                          162                147                139

   General and administrative expenses                                        195                204                211
                                                                        ---------           --------         ----------

     Total Expenses                                                         1,662              2,146              3,943
                                                                        ---------           --------         ----------

NET INCOME BEFORE MINORITY INTEREST
   AND INCOME TAXES                                                     $   1,206           $  2,949         $    1,570

   Minority interest in earnings of subsidiary                                 (3)                (5)               -

   Income tax expense                                                         (39)               (19)               -
                                                                        ---------           --------         ----------

NET INCOME                                                              $   1,164           $  2,925         $    1,570
                                                                        =========           ========         ==========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                                     $    3.04           $   7.63         $     4.09
                                                                        =========           ========         ==========

ALLOCATION OF NET INCOME:

   General Partner                                                      $      12           $     29         $       16

   Limited Partners                                                         1,152              2,896              1,554
                                                                        ---------           --------         ----------

                                                                        $   1,164           $  2,925         $    1,570
                                                                        =========           ========         ==========

                                             The accompanying notes are an integral
                                                     part of these statements.

                                                                                                              Page 13 of 31


                                PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                      (Amounts in Thousands Except for Unit Amounts)

                                                      General
                                                     Partner's         Limited Partners'       Unrealized       Total
                                                      Amount          Units         Amount        Gains         Amount
                                                     ---------       ---------------------     ----------       ------
Balance, December 31, 1992                            $     47        379,583    $    7,832      $   -       $    7,879

Distributions to partners ($9.99 per
   limited partnership unit)                               -              -          (3,794)         -           (3,794)

Net income                                                  16            -           1,554          -            1,570
                                                      --------      ---------    ----------      -------     ----------

Balance, December 31, 1993                                  63        379,583         5,592          -            5,655

Distributions to partners ($10.00 per
   limited partnership unit)                               -              -          (3,796)         -           (3,796)

Net income                                                  29            -           2,896          -            2,925
                                                      --------      ---------    ----------      -------     ----------

Balance, December 31, 1994                                  92        379,583         4,692          -           4,784

Distributions to partners ($2.50 per
   limited partnership unit)                               -              -            (949)         -            (949)

Change for the year in unrealized gains on
   available-for-sale securities                           -              -             -             26             26

Net income                                                  12            -           1,152          -            1,164
                                                      --------      ---------    ----------      -------     ----------

Balance, December 31, 1995                            $    104        379,583    $    4,895      $    26     $    5,025
                                                      ========      =========    ==========      =======     ==========

                                             The accompanying notes are an integral
                                                     part of these statements.

                                                                                                            Page 14 of 31


                            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Amounts in Thousands)
                                                                    For the Years Ended December 31,
                                                                    1995         1994         1993
                                                                    ----         ----         ----
Operating Activities:
   Net income                                                     $ 1,164      $ 2,925      $ 1,570
   Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation and amortization                                  488          474        2,010
       Gain on sale of equipment                                     (443)        (821)      (1,450)
       Equity in losses (earnings) from joint ventures               (342)          (6)         100
       Minority interest in earnings of subsidiary                      3            5         --
       Provision for early termination, financing leases             --           --             (4)
       Provision for (recovery of) losses on notes receivable          (7)        --            115
       Provision for losses on accounts receivable                     17            2         --
       Gain on sale of securities                                     (15)        (203)        --
       Decrease in accounts receivable                                 82           90          321
       Decrease in accounts payable, accrued expenses                (391)        (157)        (729)
       Decrease in other assets                                        29         --             38
       Settlement                                                    --           (711)        --
       Decrease in deferred income tax asset                           24           18         --
       Other                                                         --             12         --
                                                                  -------      -------      -------
Net cash provided by operating activities                             609        1,628        1,971
                                                                  -------      -------      -------

Investing Activities:
   Principal payments, financing leases                               316          385          519
   Principal payments, notes receivable                               656           39          157
   Proceeds from sale of equipment                                    428          968        1,857
   Proceeds from sale of securities                                    15          245         --
   Distributions from joint ventures                                  835         --            356
   Purchase of equipment                                              (32)        (813)          (7)
   Investment in financing leases                                    --           --           (185)
   Investment in notes receivable                                    --           (106)        --
   Investment in joint ventures                                      --            (34)        --
   Investment in securities                                          --            (42)        --
   Cable systems, property and equipment                              (86)        (128)        --
   Payment of acquisition fees                                         (1)          (4)         (10)
                                                                  -------      -------      -------
Net cash provided by investing activities                           2,131          510        2,687
                                                                  -------      -------      -------

Financing Activities:
   Payments of principal, notes payable                                (9)        (174)        (291)
   Distributions to minority partners                                 (31)        --           --
   Distributions to partners                                         (949)      (3,796)      (3,794)
                                                                  -------      -------      -------
Net cash used by financing activities                                (989)      (3,970)      (4,085)
                                                                  -------      -------      -------
Increase (decrease) in cash and cash equivalents                    1,751       (1,832)         573
Cash and cash equivalents, beginning of period                        200        2,032        1,459
                                                                  -------      -------      -------
Cash and cash equivalents, end of period                          $ 1,951      $   200      $ 2,032
                                                                  =======      =======      =======

Supplemental Cash Flow Information:
   Cash paid for interest expense                                 $  --        $     3      $    18
   Cash paid for income taxes                                     $    16      $     3      $     5

                                          The accompanying notes are an integral
                                                  part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


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

        On September 15, 1994, the Partnership, along with three other affiliated partnerships (collectively "the Partnerships"), entered into a settlement agreement with a borrower to transfer ownership of all of the outstanding stock in a cable television system company to a corporation owned by the partnerships in full satisfaction of a defaulted note receivable to the partnerships. As a result of this settlement agreement, Concept Cablevision of South Carolina, Inc. transferred 100% of the outstanding stock to Phoenix Concept Cablevision, Inc., a majority owned (58%) subsidiary of the Partnership. The net carrying value of the defaulted note, including other capitalized costs, to the Partnership at the settlement date was approximately $769,000 and was carried over (from in-substance foreclosed cable systems) to the basis in the cable system. Phoenix Concept Cablevision, Inc. (the Subsidiary) was formed under the laws of Nevada on December 22, 1992 (hereinafter, the Partnership and the Subsidiary are collectively referred to as the Consolidated Partnership). The acquisition of Concept Cablevision of South Carolina Inc. by the Subsidiary through foreclosure was accounted for using the "purchase method" of accounting in which the transfer price was allocated in accordance with the relative fair market value of the assets acquired and liabilities assumed.

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

        The General Partner is entitled to receive 5% of all cash distributions until the Limited Partners have recovered their initial capital contributions plus a cumulative return of 12% per annum. Thereafter, the General Partner will receive 15% of all cash distributions. In the event the General Partner has a deficit balance in its capital account at the time of partnership liquidation, it will be required to contribute the amount of such deficit to the Partnership. During the year ended December 31, 1992, the General Partner elected to make an early contribution of $1,404,000, and the $189,000 in accrued distributions to the General Partner at December 31, 1991 was reversed. In addition, the General Partner did not draw its share of the 1994, 1993 and 1992 cash available for distribution. As compensation for management services, the General Partner receives a fee payable quarterly, in an amount equal to 3.5%, subject to certain limitations, of the Partnership's gross revenues for the quarter from which such payment is being made, which revenues shall include, but are not limited to, rental receipts, maintenance fees, proceeds from the sale of equipment and interest income.

        Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the Subsidiary. The Subsidiary will pay a management fee equal to four and one-half percent of the System's monthly gross revenue for these services. Revenues subject to a management fee at the Subsidiary level are not subject to management fees at the Partnership level.

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

        Schedule of compensation paid and distributions made to the General Partner and affiliate for the years ended December 31,

                                   1995          1994          1993
                                   ----          ----          ----
                                        (Amounts in Thousands)
        Management fees            $125          $161          $230
        Acquisition fees              1             4             8
                                   ----          ----          ----

                                   $126          $165          $238
                                   ====          ====          ====


Note 2.  Summary of Significant Accounting Policies.

       Principles of Consolidation. The consolidated financial statements include all of the accounts of the Partnership, and its majority owned subsidiary, Phoenix Concept Cablevision Inc., a Nevada corporation, since the date of acquisition, September 15, 1994. The Partnership owns approximately 58% of the outstanding shares of Phoenix Concept Cablevision Inc. Phoenix Concept Cablevision Inc. owns 100% of the outstanding shares of Concept Cablevision of South Carolina, Inc., a Delaware corporation. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

       Cable Television System Operations. The consolidated statement of operations includes the operating activity of the Subsidiary for the year ended December 31, 1995 and for the period from the date of acquisition (September 15,
1994) to December 31, 1994. The Subsidiary owns and operates a cable television system located in the state of South Carolina, which currently consists of two headend locations and 81 miles of plant passing approximately 3,710 homes and has approximately 1,966 cable subscribers at December 31, 1995. The cable television system serves the communities of Holly Hill, St. George, Reevesville, Eutawville, certain unincorporated areas in Dorchester County and other communities in Orangeburg County. The cable system operates under six non-exclusive franchise agreements with each of the stated municipalities. These cable franchise agreements expire between the years 1996 and 2003.

       Property, cable systems and equipment are depreciated using the straight-line method over the estimated service lives ranging from five to ten years. Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

       Costs assigned to intangible assets are amortized using the straight-line method over estimated lives of eight years.

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

       Investment in Marketable Securities Available for Sale. The Partnership has investments in stock warrants in public companies. The Partnership has classified its investments in stock warrants as available-for-sale in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are stated at their fair market value, with unrealized gains and losses reported as a separate component of partners' capital. The stock warrants held by the Partnership were granted by certain lessees or borrowers as additional compensation for leasing or financing equipment. At the date of grant, such warrants were determined to have no fair market value and were recorded at their historical cost of $0.

       Notes  Receivable.   Notes  receivable  generally  are  stated  at  their
outstanding unpaid principal balances, which includes accrued interest. Interest income is accrued on the unpaid principal balance.

       Impaired Notes Receivable. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments, even though the loan may currently be performing. When a note receivable is classified as impaired, income recognition is discontinued. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income. Generally, notes receivable are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

       Allowance for Losses. An allowance for losses is established through provisions for losses charged against income. Notes receivable deemed to be uncollectible are charged against the allowance for losses, and subsequent recoveries, if any, are credited to the allowance.

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

       On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures." Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral dependent loans. The adoption of this statement had no impact on the overall allowance for credit losses and did not effect the Partnership's charge offs or income recognition policies.

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

       Reclassification. Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.

       Cash and Cash Equivalents. Cash and cash equivalents include deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days. The Partnership places its cash deposits in temporary cash investments with credit worthy, high quality financial institutions. The concentration of such cash deposits and temporary cash investments is not deemed to create a significant risk to the Partnership.

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

       Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3.  Accounts Receivable.

       Accounts receivable consist of the following at December 31:

                                              1995          1994
                                              ----          ----
                                             (Amounts in Thousands)

       Lease payments                        $ 119         $ 182
       Cable system service                     54            64
       Property taxes                          --             35
       Other                                     4            11
                                             -----         -----
                                               177           292
       Less: allowance for losses on
               accounts receivable             (67)          (83)
                                             -----         -----

            Total                            $ 110         $ 209
                                             =====         =====


Note 4.  Notes Receivable.

       Notes receivable consist of the following at December 31:
                                                                                             1995           1994
                                                                                             ----           ----
                                                                                            (Amounts in Thousands)
       Note receivable from a cable television system operator with stated
        interest of 19% per annum, receivable in installments of 108 months,  collateralized by a security interest in the cable system assets. This note has a graduated repayment schedule followed by a
        balloon payment.                                                                 $  1,713        $ 2,365








       Note receivable from a security monitoring company with stated interest at 16% per annum, with payments to be taken out of the monthly payments received from assigned contracts,  collateralized by all assets of the borrower.  At the end of 48 months, the remaining
        balance, if any, is due and payable.                                                    35              42
                                                                                          -------         -------
                                                                                            1,748           2,407

       Less:  allowance for losses on notes receivable                                       (358)           (368)
                                                                                          -------        --------

           Total                                                                         $  1,390         $ 2,039
                                                                                         ========         =======

       The Partnership's note receivable to a cable television system operator provides a payment rate in an amount that is less than the contractual interest rate. The difference between the payment rate and the contractual interest rate is added to the principal and therefore deferred until the maturity date of the note. Upon maturity of the note, the original principal and deferred interest is due and payable in full. Although the contractual interest rates may be higher, the amount of interest being recognized on the Partnership's outstanding notes receivable to cable television system operators is being limited to the amount of the payments received, thereby deferring the recognition of a portion of the deferred interest until the loan is paid off.

       At December 31, 1995, the recorded investment in notes that are considered to be impaired under Statement 114 was $36,000 for which the related allowance for losses is $23,000. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $89,000. The Partnership recognized interest income of $73,000 on impaired notes during the year ended December 31, 1995.

       The Partnership received a settlement on one of its notes receivable during the year ended December 31, 1995. This note receivable was from a cable television operator which was impaired. The Partnership received $140,000 as a settlement for this note receivable of which $68,000 was applied towards the outstanding note receivable balance and the remaining $72,000 applied towards interest income. There was an allowance for losses on notes receivable of $7,000 for this note receivable. Due to the receipt of a settlement which exceeded the net carrying value of the note receivable, this allowance was reversed and recognized as income.

       The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                  1995           1994
                                                  ----           ----
                                                 (Amounts in Thousands)
       Beginning balance                         $ 368          $ 368
         Provision for (recovery of) losses         (7)           --
         Write downs                                (3)           --
                                                 -----          -----
       Ending balance                            $ 358          $ 368
                                                 =====          =====


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

       The net investment in financing leases consists of the following at December 31:

                                                     1995          1994
                                                     ----          ----
                                                  (Amounts in Thousands)

       Minimum lease payments to be received        $ 159         $ 507
       Estimated residual value of leased
        equipment (unguaranteed)                       95            95
       Less:   unearned income                         (6)          (38)
                                                    -----         -----

       Net investment in financing leases           $ 248         $ 564
                                                    =====         =====

       Minimum rentals to be received on noncancellable operating and financing leases for the years ended December 31 are as follows:

                                                   Operating      Financing
                                                    (Amounts in Thousands)

       1996 ......................................   $264          $159
       1997 ......................................     56           --
       1998 ......................................     22           --
                                                     ----          ----

       Total                                         $342          $159
                                                     ====          ====

       The Partnership receives contingent monthly rental payments on its reproduction equipment that is not included in the minimum rentals to be received. The contingent monthly rentals consist of a monthly rental payment that is based upon actual machine usage. The monthly usage charge included in income for the years ended December 31, 1995, 1994 and 1993 was $196,000, $376,000 and $978,000, respectively.

       The net book value of equipment held for lease at December 31, 1995 and 1994 amounted to $0 and $36,000, respectively.


Note 6.  Cable Systems, Property and Equipment.

       The cost of cable systems, property and equipment and the related accumulated depreciation consist of the following at December 31:

                                                     1995          1994
                                                     ----          ----
                                                   (Amounts in Thousands)

       Distribution systems                       $   960       $   933
       Headend equipment                              338           330
       Building                                       270           251
       Land                                            21            21
       Automobiles                                     48            19
                                                  -------       -------
                                                    1,637         1,554
       Less:  accumulated depreciation               (640)         (469)
                                                  -------       -------

       Net property, cable systems and equipment  $   997       $ 1,085
                                                  =======       =======

       Depreciation expense totaled approximately $172,000 and $43,000 for the year ended December 31, 1995 and for the period from September 15, 1994 to December 31, 1994, respectively.

Note 7.  Investment in Joint Ventures.

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

       The purpose of the joint ventures is the acquisition and leasing of various types of equipment. During the term of the Partnership, Phoenix Leasing Cash Distribution Fund II has participated in the following equipment joint ventures:
                                                            Weighted
         Joint Venture                                Percentage Interest
         -------------                                -------------------

         Phoenix Leasing Joint Venture 1990-1                 13.23%
         Phoenix Joint Venture 1994-1                         31.25

       An analysis of the  Partnership's  investment in equipment joint ventures is as follows:
                             Net Investment                          Equity in                            Net Investment
                               at Beginning                          Earnings                                 at End
Date                            of Period       Contributions        (Losses)       Distributions           of Period
----                         --------------     -------------        ---------      -------------         --------------
                                                            (Amounts in Thousands)
Year Ended
 December 31, 1993              $    475          $      0            $  (100)          $   356              $      19
                                =======           ========            =======           =======              =========

Year Ended
 December 31, 1994              $     19          $  1,463            $     6           $     0              $   1,488
                                ========          ========            =======           =======              =========

Year Ended
 December 31, 1995              $  1,488          $      0            $   342           $   835              $     995
                                ========          ========            =======           =======              =========

       The aggregate combined financial information of the equipment joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                                December 31,
                                                            1995            1994
                                                            ----            ----
                                                          (Amounts in Thousands)

Cash and cash equivalents                                 $  532          $  122
Accounts receivable                                        1,773           2,155
Operating lease equipment                                  1,021           2,527
Other assets                                                 690             890
                                                          ------          ------
     Total Assets                                         $4,016          $5,694
                                                          ======          ======

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                          $  918          $  904
Partners' capital                                          3,098           4,790
                                                          ------          ------

     Total Liabilities and Partners' Capital              $4,016          $5,694
                                                          ======          ======

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                                For the Years Ended December 31,
                                                  1995        1994         1993
                                                  ----        ----         ----
                                                      (Amounts in Thousands)

Rental income                                   $3,595     $ 2,583      $ 3,791
Gain on sale of equipment                        1,637       1,096        1,177
Other income                                       716          38            8
                                                ------     -------      -------

     Total Income                                5,948       3,717        4,976
                                                ------     -------      -------


                                    EXPENSES

Depreciation                                     1,186       1,248        1,677
Lease related operating expenses                 2,832       2,378        3,688
Management fee to the General Partner              286         197          291
Other expenses                                     268          61           54
                                                ------     -------      -------

     Total Expenses                              4,572       3,884        5,710
                                                ------     -------      -------

     Net Income (Loss)                          $1,376     $  (167)     $  (734)
                                                ======     =======      =======

       As of December 31, 1995 and 1994, the Partnership's pro rata interest in the equipment joint ventures' net book value of off-lease equipment was $32,000 and $13,000, respectively.

       The General Partner earns a management fee of 3.5% of the Partnership's respective interest in the gross receipts of the joint venture. Revenues subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.


Note 8.  Accounts Payable and Accrued Expenses.

       Accounts payable and accrued expenses consist of the following at December 31:

                                                      1995          1994
                                                      ----          ----
                                                    (Amounts in Thousands)

       Equipment lease operations                     $237          $383
       Sales and property taxes                        124           365
       General Partner and affiliates                   47            43
       Other                                           176           194
                                                      ----          ----

           Total                                      $584          $985
                                                      ====          ====


Note 9.  Settlement.

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

       The Partnership's pro rata share of the Xerox settlement was $1,180,000, which consists of cash of $469,000, and assigned monthly rentals and credits for goods and services valued at $711,000. In addition, the Partnership purchased additional leased equipment at an aggregate cost of $718,000. The Partnership, along with sixteen other affiliated partnerships managed by the General Partner, contributed its share of the assigned monthly rentals, credits for goods and services and purchased equipment leases to Phoenix Joint Venture 1994-1, in exchange for an interest in the joint venture.


Note 10.  Income Taxes.

       Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

       The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities is as follows at December 31:

                                Reported Amounts    Tax Basis     Net Difference
                                ----------------    ---------     --------------
                                               (Amounts in Thousands)
1995

         Assets                      $5,404           $6,033           $(629)
         Liabilities                    380              343              37

1994

         Assets                      $5,561           $6,120           $(559)
         Liabilities                    777              773               4


       The Subsidiary is a corporation subject to state and federal tax regulations. The Subsidiary reports to the taxing authority on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes than for income tax purposes, deferred taxes are provided for such differences using the liability method.

       For the years ended December 31, the Subsidiary's income tax provision includes the following components:

                                                           1995         1994
                                                           ----         ----
                                                          (Amounts in Thousands)

       Current tax expense                                 $ 11         $ 19
       Deferred tax benefit                                  28           (8)
                                                           ----         ----
         Income tax provision, net                         $ 39         $ 11
                                                           ====         ====

       The income tax provision differed from the statutory federal rate because of the following:

                                                           1995         1994
                                                           ----         ----
                                                         (Amounts in Thousands)

       Federal income tax benefit, based on statutory
        federal and state income tax rate of 37.3%          $19          $11
       Depreciation and amortization                          9            7
       Bad debt expense                                      --            1
       Prior year tax payments                               11           --
                                                            ---          ---
         Total income tax provision                         $39          $19
                                                            ===          ===

       The Subsidiary's net deferred tax asset as of December 31, resulted from the following temporary differences:

                                                            1995        1994
                                                            ----        ----
                                                         (Amounts in Thousands)

       Depreciation and amortization                        $105        $141
       Bad debt expense                                        3           1
       Net operating loss carryforward                        10         --
                                                            ----        ----
         Total                                              $118        $142
                                                            ====        ====

       As of December 31, 1995 and 1994, the Subsidiary's net operating loss carryforward of $26,300 and $0, respectively, for federal and state tax reporting purposes expires December 31, 2010. The Partnership has not provided a valuation allowance for the deferred tax asset as of December 31, 1995 based on the General Partner's evaluation of the likelihood that such benefit will be ultimately realized.


Note 11.  Related Entities.

       The General Partner and its affiliates serve in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.


Note 12.  Reimbursed Costs to the General Partner.

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

       The reimbursed administrative costs to the General Partner were $162,000, $147,000 and $139,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1995, 1994 and 1993 were $13,000, $32,000 and $95,000, respectively.

       In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 13.  Net Income and Distributions per Limited Partnership Unit.

       Net income and distributions per limited partnership unit were based on the Limited Partners' share of consolidated net income and distributions, and the weighted average number of units outstanding of 379,583 for the years ended December 31, 1995, 1994 and 1993. For the purposes of allocating consolidated income and distributions to each individual Limited Partner, the Partnership allocates consolidated net income and distributions based upon each respective Limited Partner's ending capital account balance.


Note 14.  Subsequent Events.

       In January 1996, cash distributions of $239,000 were made to the Limited Partners.


Note 15.  Business Segments.

       The  Partnership  currently  operates  in  two  business  segments:   the
equipment leasing and financing industry and the cable TV industry. The operations in the cable TV industry are for the year ended December 31, 1995 and the period from the date of acquisition (September 15, 1994) to December 31, 1994. Information about the Partnership's operations in these two segments are as follows:

                                                 1995       1994       1993
                                                 ----       ----       ----
                                                   (Amounts in Thousands)

  Total Revenues
         Equipment leasing and financing       $2,274     $4,896     $5,613
         Cable TV operations                      594        199          0
                                               ------     ------     ------
              Total                            $2,868     $5,095     $5,613
                                               ======     ======     ======

  Net Income
         Equipment leasing and financing       $1,160     $2,918     $1,570
         Cable TV operations                        4          7          0
                                               ------     ------     ------
              Total                            $1,164     $2,925     $1,570
                                               ======     ======     ======

  Identifiable Assets
         Equipment leasing and financing       $4,658     $4,774     $6,922
         Cable TV operations                    1,492      1,564          0
                                               ------     ------     ------
              Total                            $6,150     $6,338     $6,922
                                               ======     ======     ======

  Depreciation and Amortization Expense
         Equipment leasing and financing       $  288     $  424     $2,010
         Cable TV operations                      200         50          0
                                               ------     ------     ------
              Total                            $  488     $  474     $2,010
                                               ======     ======     ======

  Capital Expenditures
         Equipment leasing and financing       $   32     $  813     $  192
         Cable TV operations                       86        128          0
                                               ------     ------     ------
              Total                            $  118     $  941     $  192
                                               ======     ======     ======


Note 16.  Fair Value of Financial Instruments.

       During the year ended December 31, 1995, the Partnership adopted Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each class of financial instrument which it is practicable to estimate that value.

Cash and Cash Equivalents
The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Notes Receivable
The fair value of notes receivable is estimated based on the lesser of the discounted expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings, or the estimated fair value of the underlying collateral.

Marketable Securities
The fair values of investments in marketable securities are estimated based on quoted market prices.

The estimated fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

                                                      Carrying
                                                       Amount      Fair Value
                                                      --------     ----------
                                                       (Amounts in Thousands)
      Assets
          Cash and cash equivalents                    $1,951        $1,951
          Marketable securities                            26            26
          Notes receivable                              1,390         2,786

Item 9.  Disagreements on Accounting and Financial Disclosure Matters.

       None.


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

       GUS CONSTANTIN, age 58, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

       PARITOSH K. CHOKSI, age 42, is Senior Vice President, Chief Financial Officer and Treasurer of PLI. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

       GARY W. MARTINEZ, age 45, is Senior Vice President of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

       BRYANT J. TONG, age 41, is Senior Vice President, Financial Operations of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

       CYNTHIA E. PARKS, age 40, is Vice President, General Counsel, Assistant Secretary and a Director of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

       HOWARD SOLOVEI, age 34, is Vice President, Finance, Assistant Treasurer and a Director of PLI. He has been associated with PLI since 1984. Mr. Solovei's principal activities are in the areas of arranging and managing the company's banking relationships for its various corporations, partnerships and securitized assets pools. Mr. Solovei is also involved in corporate financial planning and various data processing-related projects. Mr. Solovei graduated with a B.S. in Business from the University of California at Berkeley in 1984.

       Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

       Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

               Phoenix Leasing American Business Fund, L.P.
               Phoenix Leasing Cash Distribution Fund V, L.P. Phoenix Income Fund, L.P.
               Phoenix High Tech/High Yield Fund
               Phoenix Leasing Cash Distribution Fund IV
               Phoenix Leasing Cash Distribution Fund III
               Phoenix Leasing Capital Assurance Fund
               Phoenix Leasing Income Fund VII
               Phoenix Leasing Income Fund VI
               Phoenix Leasing Growth Fund 1982
               Phoenix Leasing Income Fund 1981 and
               Phoenix Leasing Income Fund 1977


Item 11.  Executive Compensation.

       Set forth is the information  relating to all direct remuneration paid or accrued by the  Registrant  during the last year to the General  Partner and its affiliate.
         (A)                         (B)                                (C)                                     (D)

                                                                                                         Aggregate of
  Name of                      Capacities                        Cash and cash-                           contingent
 Individual or                  in which                        equivalent forms                           forms of
persons in group                served                          of remuneration                          remuneration
----------------               -----------      ---------------------------------------------------      ------------
                                                       (C1)                          (C2)
                                                                                  Securities or
                                                Salaries, fees,                 property insurance
                                                directors' fees,                benefits or reim-
                                                commissions and                 bursement, personal
                                                   bonuses                           benefits
                                                ----------------                -------------------
                                                               (Amounts in Thousands)
Phoenix Leasing
 Incorporated                General Partner        $ 100(1)                           $  0                    $ 0

Phoenix Cable
 Management Inc.             Manager                   27(2)                              0                      0
                                                    -----                              ----                    ---

                                                    $ 127                              $  0                    $ 0
                                                    =====                              ====                    ===

(1) consists of management and acquisition fees.
(2) consists of management fees.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of any class of voting securities of the Registrant.

         (b)  The General Partner of the Registrant  owns the equity  securities of the Registrant set forth in the following table:
                (1)                                         (2)                                           (3)
         Title of Class                         Amount Beneficially Owned                          Percent of Class
         --------------                         -------------------------                          ----------------
     General Partner                  Represents a 5% interest in the Registrant's profits               100%
     Interest                         and distributions, until the Limited Partners have
                                      recovered their capital contributions plus
                                      a cumulative return of 12% per annum,
                                      compounded  quarterly,  on the unrecovered
                                      portion thereof.  Thereafter,  the General
                                      Partner  will  receive 15% interest in the
                                      Registrant's profits and distributions.


     Limited Partner
     Interest                         336 units                                                          .09%

Item 13.  Certain Relationships and Related Transactions.

       None.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                        Page No.
                                                                        --------
(a)      1.   Financial Statements:

              Consolidated Balance Sheets as of December 31, 1995
               and 1994 ................................................      11
              Consolidated Statements of Operations for the Years
               Ended December 31, 1995, 1994 and 1993 ..................      12
              Consolidated Statements of Partners' Capital for the
               Years Ended December 31, 1995, 1994 and 1993 ............      13
              Consolidated Statements of Cash Flows for the Years
               ended December 31, 1995, 1994 and 1993 ..................      14
              Notes to Consolidated Financial Statements ...............   15-25

         2.   Financial Statement Schedule:

              Schedule II - Valuation and Qualifying Accounts and
               Reserves ................................................      31

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the year ended December 31, 1995.

(c)      Exhibits

         21.  Additional Exhibits

                a)    Listing of all subsidiaries of the Registrant:

                      Phoenix Concept Cablevision, Inc., a Nevada corporation and majority (58%) owned subsidiary.

                b)    Financial Statements for Significant Subsidiaries:

                      Phoenix Joint Venture 1994-1                     E21 1-10

         27.  Financial Data Schedule

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

                                       PHOENIX LEASING CASH DISTRIBUTION FUND II
                                                  (Registrant)

                                       BY:    PHOENIX LEASING INCORPORATED,
                                              A CALIFORNIA CORPORATION
                                              GENERAL PARTNER


         Date:  March 28, 1996         By:    /S/  GUS CONSTANTIN
                --------------                -------------------------
                                              Gus Constantin, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                                  Title                                          Date
           ---------                                  -----                                          ----

/S/ GUS CONSTANTIN                                                                             March 28, 1996
-----------------------                        President, Chief Executive Officer and a        --------------
(Gus Constantin)                               Director of Phoenix Leasing Incorporated
                                               General Partner


/S/  PARITOSH K. CHOKSI                                                                        March 28, 1996
-----------------------                        Chief Financial Officer,                        --------------
(Paritosh K. Choksi)                           Senior Vice President
                                               and Treasurer of
                                               Phoenix Leasing Incorporated
                                               General Partner


/S/  BRYANT J. TONG                                                                            March 28, 1996
----------------------                         Senior Vice President, Financial                --------------
(Bryant J. Tong)                               Operations of
                                               (Principal Accounting Officer)
                                               Phoenix Leasing Incorporated
                                               General Partner


/S/  GARY W. MARTINEZ                                                                          March 28, 1996
---------------------                          Senior Vice President of                        --------------
(Gary W. Martinez)                             Phoenix Leasing Incorporated
                                               General Partner


/S/ HOWARD SOLOVEI                                                                             March 28, 1996
----------------------                         Vice President, Finance                         --------------
(Howard Solovei)                               Assistant Treasurer and a
                                               Director of Phoenix Leasing Incorporated
                                               General Partner


/S/  MICHAEL K. ULYATT                         Partnership Controller                          March 28, 1996
----------------------                         Phoenix Leasing Incorporated                    --------------
(Michael K. Ulyatt)                            General Partner


                                                                                                                Page 31 of 31

                                    PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                                                             SCHEDULE II
                                                      (Amounts in Thousands)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              COLUMN A                     COLUMN B             COLUMN C            COLUMN D          COLUMN E         COLUMN F
           Classification                 Balance at           Charged to          Charged to        Deductions       Balance at
                                         Beginning of            Expense             Revenue                            End of
                                            Period                                                                      Period
------------------------------------- -------------------  -------------------  ----------------- --------------  ------------------

Year ended December 31, 1993
   Allowance for losses on accounts
     receivable                           $    468          $     0              $   0            $     15            $    453
   Allowance for early termination
     of financing leases                         4                0                  4                   0                   0
   Allowance for losses on notes
     receivable                                253              115                  0                   0                 368
                                          --------          -------              -----            --------            --------

     Totals                               $    725          $   115              $   4            $     15            $    821
                                          ========          =======              =====            ========            ========

Year ended December 31, 1994
   Allowance for losses on accounts
     receivable                           $    453          $     2              $ 334            $     38            $     83
   Allowance for losses on notes
     receivable                                368                0                  0                   0                 368
                                          --------          -------              -----            --------            --------

     Totals                               $    821          $     2              $ 334            $     38            $    451
                                          ========          =======              =====            ========            ========

Year ended December 31, 1995
   Allowance for losses on accounts
     receivable                           $     83          $    17              $   0            $     33            $     67
   Allowance for losses on notes
     receivable                                368                0                  7                   3                 358
                                          --------          -------              -----            --------            --------

     Totals                               $    451          $    17              $   7            $     36            $    425
                                          ========          =======              =====            ========            ========