Form 10-Q
period 1996-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND II
filed 1996-05-14
CIK 798905

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    _________

                                    FORM 10-Q

  __X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-15287
                                                -------

                    PHOENIX LEASING CASH DISTRIBUTION FUND II
- --------------------------------------------------------------------------------
                                   Registrant

         California                                        68-0032426
- ----------------------------                  ----------------------------------
    State of Jurisdiction                     I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                  94901-5527
- --------------------------------------------------------------------------------
 Address of Principal Executive Offices                         Zip Code

       Registrant's telephone number, including area code: (415) 485-4500
                                                           --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                               Yes __X__ No _____

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                     (Unaudited)
                                                         March 31,  December 31,
                                                           1996         1995
                                                           ----         ----
ASSETS

Cash and cash equivalents                                $2,117       $1,951

Accounts receivable (net of allowance for losses
  on accounts receivable of $66 and $67 at March 31,
  1996 and December 31, 1995, respectively)                  95          110

Notes receivable (net of allowance for losses on
  notes receivable of $358 at March 31, 1996 and
  December 31, 1995)                                      1,389        1,390

Equipment on operating leases and held for lease (net
  of accumulated depreciation of $4,278 and $5,061 at
  March 31, 1996 and December 31, 1995, respectively)        81           99

Net investment in financing leases                          171          248

Investment in joint ventures                                878          995

Cable systems, property and equipment (net of
  accumulated depreciation of $682 and $640 at
  March 31, 1996 and December 31, 1995, respectively)       972          997

Deferred income tax asset                                   122          118

Other assets                                                262          242
                                                         ------       ------

   Total Assets                                          $6,087       $6,150
                                                         ======       ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable and accrued expenses                  $  581       $  584

  Minority interest in subsidiary                           535          541
                                                         ------       ------

   Total Liabilities                                      1,116        1,125
                                                         ------       ------

Partners' Capital

  General Partner                                           105          104

  Limited Partners, 400,000 units authorized,
   386,308 units issued and 379,583 units outstanding
   at March 31, 1996 and December 31, 1995                4,810        4,895

  Unrealized gains on available-for-sale securities          56           26
                                                         ------       ------

   Total Partners' Capital                                4,971        5,025
                                                         ------       ------

   Total Liabilities and Partners' Capital               $6,087       $6,150
                                                         ======       ======


        The accompanying notes are an integral part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                               1996      1995
                                                               ----      ----
INCOME
  Rental income                                               $ 146     $ 248
  Gain on sale of equipment                                      27       187
  Equity in earnings from joint ventures                         75        90
  Cable subscriber revenue                                      133       146
  Interest income, notes receivable                              54        77
  Other income                                                   26         1
                                                              -----     -----
   Total Income                                                 461       749
                                                              -----     -----

EXPENSES
  Depreciation and amortization                                  71       103
  Lease related operating expenses                               42       108
  Program services, cable systems                                45        50
  Management fees to General Partner and affiliate               17        27
  Reimbursed administrative costs to General Partner             33        38
  Legal expense                                                  24        28
  General and administrative expenses                            79        77
                                                              -----     -----
   Total Expenses                                               311       431
                                                              -----     -----

NET INCOME BEFORE MINORITY
  INTEREST AND INCOME TAXES                                   $ 150     $ 318

Minority interest in earnings of subsidiary                       6         6

Income tax expense                                               (1)       (1)
                                                              ------    -----

NET INCOME                                                    $ 155     $ 323
                                                              =====     =====


NET INCOME PER LIMITED
  PARTNERSHIP UNIT                                            $   .40   $ .84
                                                              =======   =====

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                                            $    .63  $ .63
                                                              ========  =====

ALLOCATION OF NET INCOME:
   General Partner                                            $     2   $   3
   Limited Partners                                               153     320
                                                              -------   -----
                                                              $    155  $ 323
                                                              ========  =====


        The accompanying notes are an integral part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                             1996         1995
                                                             ----         ----
Operating Activities:
  Net  income                                              $  155        $ 323
  Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                               71          103
   Gain on sale of equipment                                  (27)        (187)
   Equity in earnings from joint ventures                     (75)         (90)
   Provision for losses on accounts receivable                  1            1
   Decrease (increase) in deferred income tax asset            (4)          16
   Minority interest in earnings of subsidiary                 (6)          (6)
   Decrease in accounts receivable                             14           15
   Decrease in accounts payable and accrued expenses           (3)         (13)
   Decrease (increase) in other assets                         (1)          12
                                                           ------        -----

Net cash provided by operating activities                     125          174
                                                           ------        -----

Investing Activities:
   Principal payments, financing leases                        77           84
   Principal payments, notes receivable                         1            9
   Proceeds from sale of equipment                             26          172
   Distribution from joint ventures                           192          124
   Purchase of equipment                                      -            (20)
   Cable systems, property and equipment                      (16)         (44)
   Payment of acquisition fees                                -             (1)
                                                           ------        ------

Net cash provided by investing activities                     280          324
                                                           ------        -----

Financing Activities:
   Payments of principal, notes payable                       -            (10)
   Distributions to minority partners                         -            (31)
   Distributions to partners                                 (239)        (239)
                                                           ------        -----

Net cash used by financing activities                        (239)        (280)
                                                           ------        -----

Increase in cash and cash equivalents                         166          218

Cash and cash equivalents, beginning of period              1,951          200
                                                           ------        -----

Cash and cash equivalents, end of period                   $2,117        $ 418
                                                           ======        =====


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

Note 2. Reclassification.

   Reclassification - Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

Note 3. Notes Receivable.

   Impaired Notes Receivable. At March 31, 1996, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $35,000, for which the related allowance for losses is $23,000. The average recorded investment in impaired loans during the three months ended March 31, 1996 was approximately $35,000.

   The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:
                                                  1996           1995
                                                  ----           ----
                                                 (Amounts in Thousands)

      Beginning balance                           $358           $368
         Provision for losses                       -              -
         Write downs                                -              -
                                                  ----           ----
      Ending balance                              $358           $368
                                                  ====           ====

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

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.

      Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 379,583 for the three month periods ended

March 31, 1996 and 1995. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance.

Note 6.  Investment in Joint Ventures.

Equipment Joint Ventures

      The aggregate combined statements of operations of the equipment joint ventures is presented below:

                          COMBINED STATEMENTS OF OPERATIONS
                               (Amounts in Thousands)

                                                            Three Months Ended
                                                                March  31,
                                                             1996        1995
                                                             ----        ----
INCOME
Rental income                                              $  605      $  823
Gain on sale of equipment                                     248         516
Other income                                                   39          55
                                                           ------      ------

      Total income                                            892       1,394
                                                           ------      ------

EXPENSES
Depreciation                                                   89         345
Lease related  operating expenses                             443         658
Management fees to General Partner                             31          64
General and administrative expenses                             2           3
                                                           ------      ------

      Total expenses                                          565       1,070
                                                           ------      ------

Net income                                                 $  327      $  324
                                                           ======      ======

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Phoenix Leasing Cash Distribution Fund II and Subsidiary (the Partnership) reported net income of $155,000 for the three months ended March 31, 1996, as compared to net income of $323,000 during the same period in 1995. The Partnership reported decreases in both total revenues and total expenses during the three months ended March 31, 1996, as compared to the same period in 1995. However, the decrease in total revenues exceeded the decrease in total expenses, causing the reduction in earnings.

     Total revenues decreased by $288,000 during the three months ended March 31, 1996, as compared to the same period in 1995. The primary factors contributing to the decrease in revenues was a decreased gain on the sale of equipment and a decrease in rental income. The Partnership reported a decreased gain on the sale of equipment of $160,000 during the three months ended March 31, 1996, as compared to the same period in 1995. The decreased gain on the sale of equipment is reflective of a decrease in the amount of equipment sold during 1996, as compared to the same period in 1995. Rental income decreased by $102,000 during the three months ended March 31, 1996, as compared to the same period in 1995. The decrease in rental income is attributable to a reduction in the size of the equipment portfolio due to the ongoing sale of equipment. At March 31, 1996, the Partnership's lease portfolio consisted of equipment with an aggregate original cost of $6.3 million, as compared to $11.3 million at March 31, 1995. As the Partnership continues to sell equipment upon expiration of the lease terms, it is anticipated that the equipment portfolio and rental income will continue to decrease.

     In addition to the decreases mentioned above, the Partnership reported smaller decreases in all other income categories except for other income. The small increase in other income was attributable to increases in interest income earned on cash and cash equivalents, a result of the Partnership maintaining a higher average cash balance during the three months ended March 31, 1996, as compared to the same period in 1995.

     Total expenses decreased by $120,000 during the three months ended March 31, 1996, as compared to the same period in 1995. The decrease in total expenses is attributable to decreases in all expense categories, except for general and administrative expense. The largest decrease in expenses came from a $32,000 decrease in depreciation and amortization expense and a $66,000 decrease in lease related operating expenses.

     Lease related operating expenses decreased due to decreases in maintenance, administrative and residual sharing expenses incurred by the Partnership's equipment leased pursuant to a purchase agreement with the manufacturer of the equipment. These expenses decreased as a result of the decrease in the revenues received from this equipment.

     Depreciation and amortization expense decreased due to a reduction in the size of the equipment portfolio due to the ongoing sale of equipment. The Partnership is currently in its liquidation stage and is not expected to acquire any additional equipment. The Partnership will reach the end of its term on December 31, 1997.

Cable Television System:

     Cable subscriber revenues decreased approximately $13,000 during the three months ended March 31, 1996, as compared to the same period in 1995. This decrease is attributable to the cable system offering free cable service to its subscribers for the month of March 1996 as a special promotion.

Joint Ventures:

     The Partnership reported a decrease in earnings from joint ventures of $15,000 during the three months ended March 31, 1996, as compared to the same period in 1995. The decrease in earnings is reflective of a decrease in earnings from one joint venture due to a decrease in rental revenues. The decrease in rental revenues was caused by a decrease in the amount of equipment owned by the joint venture due to the ongoing sale of equipment.

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

     The Partnership reported net cash generated by operating activities of $125,000 during the three months ended March 31, 1996, as compared to $174,000 during the same period in 1995. This decrease is due to the decline in rental income which is attributable to the reduction in the amount of equipment owned by the Partnership.

     The Partnership owned equipment held for lease with an original cost of $1,581,000 and a net book value of $0 at March 31, 1996, as compared to $3,279,000 and $8,000, respectively at March 31, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

     The cash distributed to partners was $239,000 for both the three months ended March 31, 1996 and 1995. In accordance with the Limited Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received distributions of $239,000 for both the three months ended March 31, 1996 and 1995. The cumulative cash distributions to limited partners are $80,203,000 and $79,254,000 at March 31, 1996 and 1995, respectively. The
General Partner did not receive distributions for the three months ended March 31, 1996 and 1995. While the General Partner is entitled to receive 5% of the cash distributions, it has voluntarily elected not to receive payment at this time for its share of the cash distributions.

     The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from operations will also continue to decline. The Partnership has switched from a quarterly distribution plan to an annual distribution plan. The next distribution to partners is anticipated to be made on January 15, 1997.

     Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's ongoing operations expenses.

                    PHOENIX LEASING CASH DISTRIBUTION FUND II

                                 March 31, 1996

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

                                  PHOENIX LEASING CASH DISTRIBUTION FUND II
                                  -----------------------------------------
                                                 (Registrant)


        Date                      Title                        Signature
        ----                      -----                        ---------


  May 13, 1996           Chief Financial Officer,        /S/ PARITOSH K. CHOKSI
- --------------------     Senior Vice President           -----------------------
                         and Treasurer of                (Paritosh K. Choksi)
                         Phoenix Leasing Incorporated
                         General Partner


  May 13, 1996           Senior Vice President,          /S/ BRYANT J. TONG
- --------------------     Financial Operations            -----------------------
                         (Principal Accounting Officer   (Bryant J. Tong)
                         Phoenix Leasing Incorporated
                         General Partner


  May 13, 1996           Senior Vice President of        /S/ GARY W. MARTINEZ
- --------------------     Phoenix Leasing Incorporated    -----------------------
                         General Partner                 (Gary W.Martinez)


  May 13, 1996           Partnership Controller          /S/ MICHAEL K. ULYATT
- --------------------     Phoenix Leasing Incorporated    -----------------------
                         General Partner                 (Michael K. Ulyatt)