Form 10-Q
period 1996-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND II
filed 1996-08-13
CIK 798905

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- -----  OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----  EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-15287
                                                -------


                    PHOENIX LEASING CASH DISTRIBUTION FUND II
- --------------------------------------------------------------------------------
                                   Registrant

            California                                    68-0032426
- -------------------------------               ----------------------------------
      State of Jurisdiction                   I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California             94901-5527
- --------------------------------------------------------------------------------
Address of Principal Executive Offices                     Zip Code

       Registrant's telephone number, including area code: (415) 485-4500
                                                            -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                              Yes __X__      No _____

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                       June 30,    December 31,
                                                         1996          1995
                                                         ----          ----
ASSETS
Cash and cash equivalents                               $2,452        $1,951

Accounts receivable (net of allowance for
  losses on accounts receivable of $68
  and $67 at June 30, 1996 and December 31,
  1995, respectively)                                      130           110

Notes receivable (net of allowance for losses
  on notes  receivable of $358 at June 30, 1996
  and December 31, 1995, respectively)                   1,388         1,390

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $3,998 and
  $5,061 at June 30, 1996 and December 31, 1995,
  respectively)                                             67            99

Net investment in financing leases                          95           248

Investment in joint ventures                               811           995

Cable systems, property and equipment (net of
  accumulated depreciation of $725 and $640 at
  June 30, 1996 and December 31, 1995,
  respectively)                                            946           997

Deferred income tax asset                                  115           118

Other assets                                               241           242
                                                        ------        ------

    Total Assets                                        $6,245        $6,150
                                                        ======        ======

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
  Accounts payable and accrued expenses                 $  572        $  584

  Minority interest in subsidiary                          536           541
                                                        ------        ------

    Total Liabilities                                    1,108         1,125
                                                        ------        ------

Partners' Capital
  General Partner                                          107           104

  Limited Partners, 400,000 units authorized,
    386,308 units issued and 379,583 units
    outstanding at June 30, 1996 and
    December 31, 1995                                    4,985         4,895

Unrealized gains on available-for-sale
    securities                                              45            26
                                                        ------        ------

    Total Partners' Capital                              5,137         5,025
                                                        ------        ------

    Total Liabilities and Partners' Capital             $6,245        $6,150
                                                        ======        ======

                     The accompanying notes are an integral
                            part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                           Three Months Ended  Six Months Ended
                                                June 30,           June 30,
                                             1996      1995      1996     1995
                                             ----      ----      ----     ----
INCOME
  Rental income                            $   147   $   211   $   292  $   458
  Gain (loss) on sale of equipment              20       (20)       47      167
  Equity in earnings from joint ventures       120       133       195      223
  Cable subscriber revenue                     149       143       283      289
  Interest income, notes receivable           --          77        54      154
  Other income                                  37        10        64       11
                                           -------   -------   -------  -------
    Total Income                               473       554       935    1,302
                                           -------   -------   -------  -------

EXPENSES
  Depreciation and amortization                 67        95       138      198
  Lease related operating expenses              39        74        81      182
  Program services, cable systems               48        39        93       90
  Management fees to General Partner
    and affiliate                               16        23        32       50
  Reimbursed administrative costs to
    General Partner                             34        39        67       79
  Legal expense                                 21        50        46       77
  General and administrative expenses           67        81       151      141
                                           -------   -------   -------  -------
    Total Expenses                             292       401       608      817
                                           -------   -------   -------  -------

NET INCOME BEFORE MINORITY
  INTEREST AND INCOME TAXES                $   181   $   153   $   327  $   485

Minority interest in losses
  (earnings) of subsidiary                      (1)      (11)        5       (4)

Income tax benefit (expense)                    (3)        8      --         (8)
                                           -------   -------   -------  -------

NET INCOME                                 $   177   $   150   $   332  $   473
                                           =======   =======   =======  =======


NET INCOME PER LIMITED
  PARTNERSHIP UNIT                         $   .47   $   .39   $   .87  $  1.23
                                           =======   =======   =======  =======

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                         $  --     $   .62   $   .63  $  1.25
                                           =======   =======   =======  =======

ALLOCATION OF NET INCOME:
    General Partner                        $     2   $     2   $     4  $     5
    Limited Partners                           175       148       328      468
                                           -------   -------   -------  -------
                                           $   177   $   150   $   332  $   473
                                           =======   =======   =======  =======

                     The accompanying notes are an integral
                            part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                              Six Months Ended
                                                                  June 30,
                                                              1996        1995
                                                              ----        ----
Operating Activities:
  Net income                                                $   332     $   473
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                             138         198
      Gain on sale of equipment                                 (47)       (167)
      Equity in earnings from joint ventures                   (195)       (223)
      Provision for losses on accounts receivable                 3           3
      Decrease (increase) in deferred income
        tax asset                                                 3          (4)
      Minority interest in earnings (losses) of
        subsidiary                                               (5)          4
      Decrease (increase) in accounts receivable                (23)         57
      Decrease in accounts payable and accrued
        expenses                                                (12)        (80)
      Decrease (increase) in other assets                        (2)         24
                                                            -------     -------
Net cash provided by operating activities                       192         285
                                                            -------     -------

Investing Activities:
  Principal payments, financing leases                          153         159
  Principal payments, notes receivable                            2          28
  Proceeds from sale of equipment                                47         260
  Distribution from joint ventures                              379         288
  Purchase of equipment                                        --           (32)
  Cable systems, property and equipment                         (33)        (63)
  Payment of acquisition fees                                  --            (1)
                                                            -------     -------
Net cash provided by investing activities                       548         639
                                                            -------     -------

Financing Activities:
  Payments of principal, notes payable                         --            (9)
  Distributions to minority partners                           --           (31)
  Distributions to partners                                    (239)       (473)
                                                            -------     -------
Net cash used by financing activities                          (239)       (513)
                                                            -------     -------
Decrease in cash and cash equivalents                           501         411
Cash and cash equivalents, beginning of period                1,951         200
                                                            -------     -------
Cash and cash equivalents, end of period                    $ 2,452     $   611
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

Note 3. Notes Receivable.

        Impaired Notes Receivable. At June 30, 1996, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $1,746,000 for which the related allowance for losses is $358,000. The average recorded investment in impaired loans during the six months ended June 30, 1996 was approximately $890,000.

        The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                               1996            1995
                                               ----            ----
                                              (Amounts in Thousands)
            Beginning balance                  $358            $368
               Provision for losses             --              --
               Write downs                      --              --
                                               ----            ----

            Ending balance                     $358            $368
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

Note 5. Net Income (Loss) and Distributions per Limited Partnership Unit.

        Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 379,583 for the six month periods ended June 30, 1996 and 1995. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance.

Note 6. Investment in Joint Ventures.

Equipment Joint Ventures

        The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                           Three Months Ended   Six Months Ended
                                                June 30,            June 30,
                                             1996      1995      1996      1995
                                             ----      ----      ----      ----

INCOME
Rental income                               $  665    $1,132    $1,270    $1,955
Gain on sale of equipment                      295       289       543       805
Other income                                    34        50        74       106
                                            ------    ------    ------    ------

        Total income                           994     1,471     1,887     2,866
                                            ------    ------    ------    ------

EXPENSES
Depreciation                                    84       112       173       458
Lease related  operating expenses              400       758       843     1,416
Management fees to General Partner              36        64        68       128
General and administrative expenses              2         3         4         6
                                            ------    ------    ------    ------

        Total expenses                         522       937     1,088     2,008
                                            ------    ------    ------    ------

Net income                                  $  472    $  534    $  799    $  858
                                            ======    ======    ======    ======

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      Phoenix Leasing Cash Distribution Fund II and Subsidiary (the Partnership) reported net income of $177,000 and $332,000 for the three and six months ended June 30, 1996, respectively, compared to net income of $150,000 and $473,000 for the three and six months ended June 30, 1995, respectively.

      Total revenues decreased by $81,000 and $367,000 for the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease in total revenues during both periods was primarily the result of decreases in rental income and interest income from notes receivable. The decrease in rental income is attributable to a reduction in the size of the equipment portfolio due to the ongoing sale of equipment. At June 30, 1996, the Partnership owned equipment with an aggregate original cost of $6 million, as compared to $9.8 million at June 30, 1995. As the Partnership continues to sell equipment upon expiration of the lease terms, it is anticipated that the equipment portfolio and rental income will continue to decrease.

      Other factors contributing to the reduction in total revenues is a decrease in interest income from notes receivable for the three and six months ended June 30, 1996, and a decrease in gain on sale of equipment for the six months ended June 30, 1996, as compared to the same periods in 1995. The decreased gain on sale of equipment during the six months ended June 30, 1996 is due to a decrease in the sales proceeds received combined with a decrease in the amount of equipment sold.

      Total expenses decreased by $110,000 and $209,000 during the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The largest decrease came from depreciation and lease related operating expenses. Lease related operating expenses decreased due to decreases in maintenance, administrative and residual sharing expenses on the Partnership's equipment leased pursuant to a purchase agreement with the manufacturer of the equipment. These expenses decreased as a result of the decrease in the revenues received from this equipment. Depreciation decreased as the result of an increasing portion of the Partnership's equipment lease portfolio reaching the end of its depreciable life.

Joint Ventures:

      The Partnership reported a small decrease in earnings from joint ventures of $13,000 and $28,000 during the three and six months ended June 30, 1996, respectively, as compared to the same periods in 1995. The decrease in earnings is reflective of a decrease in rental income from one joint venture, a result of the ongoing liquidation of the joint venture's equipment portfolio.

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

      As another source of liquidity, the Partnership owns a majority interest in a cable television company that it acquired ownership through foreclosure on a defaulted note receivable. This cable television company is expected to generate a positive cash flow, which will first be used for capital improvements and upgrades to the system in order to maximize the value to be received upon the eventual sale of the system. Any excess cash from operations or the sale of the system will then be distributed to the Partnership in accordance with its ownership interest.

      The Partnership reported net cash generated by leasing and financing activities of $347,000 during the six months ended June 30, 1996, as compared to $472,000 during the six months ended June 30, 1995. This decrease is due to the decline in rental income which is attributable to the reduction in the amount of equipment owned by the Partnership. Proceeds from the sale of equipment decreased by $213,000 during the six months ended June 30, 1996, as compared to the same period in 1995, due to a decrease in the amount of equipment sold.

      The Partnership owned equipment held for lease with an original cost of $1,469,000 and a net book value of $0 at June 30, 1996, as compared to $2,458,000 and $1,000, respectively at June 30, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

      The limited partners received distributions of $239,000 and $473,000 for the six months ended June 30, 1996 and 1995, respectively. The cumulative cash distributions to limited partners are $80,203,000 and $79,488,000 at June 30, 1996 and 1995, respectively. The General Partner did not receive distributions for the six months ended June 30, 1996 and 1995. While the General Partner is entitled to receive 5% of the cash distributions, it has voluntarily elected not to receive payment for its share of the cash distributions.

      The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from operations will also continue to decline. If the cash generated by Partnership operations continue to decline, the rate of cash distributions made to limited partners will also decline. Distributions declined during the six months ended June 30, 1996, as compared to the same period in 1995. The Partnership made its last quarterly distribution on January 15, 1996. Future distributions to partners will be made on an annual basis with the next distribution scheduled to be made on January 15, 1997.

      Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's ongoing operations expenses.

                    PHOENIX LEASING CASH DISTRIBUTION FUND II

                                  June 30, 1996

                           Part II. Other Information
                                    -----------------


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

                                PHOENIX LEASING CASH DISTRIBUTION FUND II
                                -----------------------------------------
                                              (Registrant)

         Date                      Title                      Signature
         ----                      -----                      ---------


    August 13, 1996       Chief Financial Officer,        /S/ PARITOSH K. CHOKSI
- ----------------------    Senior Vice President           ----------------------
                          and Treasurer of                (Paritosh K. Choksi)
                          Phoenix Leasing Incorporated
                          General Partner


    August 13, 1996       Senior Vice President,          /S/ BRYANT J. TONG
- ----------------------    Financial Operations            ----------------------
                          (Principal Accounting Officer)  (Bryant J. Tong)
                          Phoenix Leasing Incorporated
                          General Partner


    August 13, 1996       Partnership Controller          /S/ MICHAEL K. ULYATT
- ----------------------    Phoenix Leasing Incorporated    ----------------------
                          General Partner                 (Michael K. Ulyatt)