Form 10-Q
period 1996-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND II
filed 1996-11-13
CIK 798905

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

         For the transition period from ______________ to______________.

                         Commission file number 0-15287
                                                -------


                    PHOENIX LEASING CASH DISTRIBUTION FUND II
--------------------------------------------------------------------------------
                                   Registrant

      California                                         68-0032426
---------------------                         ----------------------------------
State of Jurisdiction                         I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California               94901-5527
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

                                 Yes _X_ No ___

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                      September 30, December 31,
                                                          1996         1995
                                                          ----         ----
ASSETS
Cash and cash equivalents                                $2,804       $1,951

Accounts receivable (net of allowance for
   losses on accounts receivable of $69
   and $67 at September 30, 1996 and
   December 31, 1995, respectively)                         151          110

Notes receivable (net of allowance for losses
   on notes receivable of $358 at September 30,
   1996 and December 31, 1995, respectively)              1,354        1,390

Equipment on operating leases and held for
   lease (net of accumulated depreciation of
   $3,832 and $5,061 at September 30, 1996 and
   December 31, 1995, respectively)                         137           99

Net investment in financing leases                         --            248

Investment in joint ventures                                734          995

Cable systems, property and equipment (net of
   accumulated depreciation of $768 and $640
   at September 30, 1996 and December 31, 1995,
   respectively)                                            935          997

Deferred income tax asset                                   119          118

Other assets                                                214          242
                                                         ------       ------

     Total Assets                                        $6,448       $6,150
                                                         ======       ======

LIABILITIES AND PARTNERS' CAPITAL
Liabilities
   Accounts payable and accrued expenses                 $  564       $  584

   Minority interest in subsidiary                          541          541
                                                         ------       ------

     Total Liabilities                                    1,105        1,125
                                                         ------       ------

Partners' Capital
   General Partner                                          110          104

   Limited Partners, 400,000 units authorized,
     386,308 units issued and 379,583 units
     outstanding at September 30, 1996 and
     December 31, 1995                                    5,206        4,895

   Unrealized gains on available-for-sale securities         27           26
                                                         ------       ------

     Total Partners' Capital                              5,343        5,025
                                                         ------       ------

     Total Liabilities and Partners' Capital             $6,448       $6,150
                                                         ======       ======

        The accompanying notes are an integral part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                         Three Months Ended    Nine Months Ended
                                             September 30,       September 30,
                                           1996       1995      1996      1995
                                           ----       ----      ----      ----
INCOME

   Rental income                         $   180    $   226   $   473   $   684
   Gain on sale of equipment                  32        159        78       326
   Equity in earnings from joint
     ventures                                 87        124       282       347
   Cable subscriber revenue                  142        151       424       440
   Interest income, notes receivable          48        354       103       507
   Other income                               41        123        98       134
                                         -------    -------   -------   -------
     Total Income                            530      1,137     1,458     2,438
                                         -------    -------   -------   -------

EXPENSES

   Depreciation and amortization              78        209       216       407
   Lease related operating expenses           38         74       120       256
   Program services, cable systems            45         46       138       135
   Management fees to General Partner
     and affiliate                            17         51        49       101
   Reimbursed administrative costs to
     General Partner                          36         42       103       121
   Legal expense                              14         59        59       136
   General and administrative expenses        71        100       216       242
                                         -------    -------   -------   -------
     Total Expenses                          299        581       901     1,398
                                         -------    -------   -------   -------

NET INCOME BEFORE MINORITY
   INTEREST AND INCOME TAXES             $   231    $   556   $   557   $ 1,040

Minority interest in earnings of
   subsidiary                                 (5)        (4)     --          (8)

Income tax expense                            (3)        (6)       (2)      (13)
                                         -------    -------   -------   -------

NET INCOME                               $   223    $   546   $   555   $ 1,019
                                         =======    =======   =======   =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                      $   .58    $  1.43   $  1.45   $  2.66
                                         =======    =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                      $  --      $   .62   $   .63   $  1.87
                                         =======    =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                     $     1    $     5   $     5   $    10
     Limited Partners                        222        541       550     1,009
                                         -------    -------   -------   -------
                                         $   223    $   546   $   555   $ 1,019
                                         =======    =======   =======   =======

        The accompanying notes are an integral part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                          1996          1995
                                                          ----          ----
Operating Activities:

   Net income                                           $   555       $ 1,019

   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                        216           407
       Gain on sale of equipment                            (78)         (326)
       Equity in earnings from joint ventures              (282)         (347)
       Provision for losses on accounts receivable            4            15
       Increase in deferred income tax asset                 (1)         --
       Minority interest in earnings of subsidiary         --               8
       Decrease (increase) in accounts receivable           (46)           46
       Decrease in accounts payable and
         accrued expenses                                   (19)         (356)
       Decrease (increase) in other assets                   (2)           35
                                                        -------       -------

Net cash provided by operating activities                   347           501
                                                        -------       -------

Investing Activities:

   Principal payments, financing leases                     153           237
   Principal payments, notes receivable                      36           586
   Proceeds from sale of equipment                           75           311
   Distribution from joint ventures                         543           648
   Purchase of equipment                                   --             (32)
   Cable systems, property and equipment                    (61)          (69)
   Payment of acquisition fees                               (1)           (1)
                                                        -------       -------

Net cash provided by investing activities                   745         1,680
                                                        -------       -------

Financing Activities:

   Payments of principal, notes payable                    --              (9)
   Distributions to minority partners                      --             (31)
   Distributions to partners                               (239)         (709)
                                                        -------       -------

Net cash used by financing activities                      (239)         (749)
                                                        -------       -------

Increase in cash and cash equivalents                       853         1,432

Cash and cash equivalents, beginning of period            1,951           200
                                                        -------       -------

Cash and cash equivalents, end of period                $ 2,804       $ 1,632
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

Note 3.  Notes Receivable.

         Impaired Notes Receivable. At September 30, 1996, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $1,712,000 included in this amount is $32,000 of impaired notes for which the related allowance for losses is $23,000 and $1,680,000 of impaired notes for which there is no allowance.. The average recorded investment in impaired loans during the nine months ended September 30, 1996 was approximately $1,164,000.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                1996           1995
                                                ----           ----
                                              (Amounts in Thousands)
            Beginning balance                  $ 358          $ 368
                 Provision for losses           --             --
                 Write downs                    --               (3)
                                               -----          -----
            Ending balance                     $ 358          $ 365
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

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 379,583 for the nine month periods ended September 30, 1996 and 1995. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance.

Note 6.  Investment in Joint Ventures.

Equipment Joint Ventures

         The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                        Three Months Ended     Nine Months Ended
                                           September 30,         September 30,
                                          1996       1995       1996       1995
                                          ----       ----       ----       ----

INCOME
Rental income                           $  568     $1,013     $1,838     $2,968
Gain on sale of equipment                  159        359        702      1,164
Other income                                30        569        104        674
                                        ------     ------     ------     ------

         Total income                      757      1,941      2,644      4,806
                                        ------     ------     ------     ------

EXPENSES
Depreciation                                81        628        254      1,086
Lease related operating expenses           267        726      1,110      2,142
Management fees to General Partner          33         94        100        221
General and administrative expenses          2          1          7          8
                                        ------     ------     ------     ------

         Total expenses                    383      1,449      1,471      3,457
                                        ------     ------     ------     ------

Net income                              $  374     $  492     $1,173     $1,349
                                        ======     ======     ======     ======

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

       Phoenix Leasing Cash Distribution Fund II and Subsidiary (the Partnership) reported net income of $223,000 and $555,000 for the three and nine months ended September 30, 1996, respectively, compared to net income of $546,000 and $1,019,000 for the three and nine months ended September 30, 1995, respectively.

       Total revenues decreased by $607,000 and $980,000 for the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease in total revenues during both periods was primarily the result of decreases in interest income from notes receivable and a decreased gain on sale of equipment. The decrease in the gain on sale of equipment is primarily the result of a decrease in the amount of equipment sold, as well as a decrease in the market value of an aging equipment portfolio. During the nine months ended September 30, 1996, the Partnership sold equipment with an aggregate original cost of $1.5 million, as compared to the $8.1 million of equipment sold during the same period in 1995.

       The decrease in interest income from notes receivable for the three and nine months ended September 30, 1996, is attributable to the payoff of a defaulted note receivable from a cable television system operator during the third quarter of 1995. The partnership had suspended the accrual of interest income on this note. Upon payoff, the proceeds were first applied against the outstanding balance, with the excess proceeds recognized as interest income.

       Total expenses decreased by $282,000 and $497,000 during the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The largest decrease came from depreciation and lease related operating expenses. Lease related operating expenses decreased due to decreases in maintenance, administrative and residual sharing expenses on the Partnership's equipment leased pursuant to a purchase agreement with the manufacturer of the equipment. These expenses decreased as a result of the decrease in the revenues received from this equipment. Depreciation decreased as the result of an increasing portion of the Partnership's equipment lease portfolio reaching the end of its depreciable life.

Joint Ventures:

       The Partnership reported a small decrease in earnings from joint ventures of $37,000 and $65,000 during the three and nine months ended September 30, 1996, respectively, as compared to the same periods in 1995. The decrease in earnings is reflective of a decrease in rental income from one joint venture, a result of the ongoing liquidation of the joint venture's equipment portfolio.

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

       The Partnership reported net cash generated by leasing, financing and cable television operations of $536,000 during the nine months ended September 30, 1996, as compared to $1,324,000 during the nine months ended September 30, 1995. This decrease is due to the decline in rental income which is attributable to the reduction in the amount of equipment owned by the Partnership. Proceeds from the sale of equipment decreased by $236,000 during the nine months ended September 30, 1996, as compared to the same period in 1995, due to a decrease in the amount of equipment sold.

       The limited partners received distributions of $239,000 and $709,000 for the nine months ended September 30, 1996 and 1995, respectively. The cumulative cash distributions to limited partners are $80,203,000 and $79,725,000 at September 30, 1996 and 1995, respectively. The General Partner did not receive distributions for the nine months ended September 30, 1996 and 1995. While the General Partner is entitled to receive 5% of the cash distributions, it has voluntarily elected not to receive payment for its share of the cash distributions at this time.

       The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from operations will also continue to decline. If the cash generated by Partnership operations continue to decline, the rate of cash distributions made to limited partners will also decline. Distributions declined during the nine months ended September 30, 1996, as compared to the same period in 1995. The Partnership made its last quarterly distribution on January 15, 1996. Future distributions to partners will be made on an annual basis with the next distribution scheduled to be made on January 15, 1997. The distribution to be made to partners on January 15, 1997 is anticipated to be slightly higher than the January 15, 1996 distribution amount. The Partnership will reach the end of its term on December 31, 1997, at which time it will liquidate its remaining assets and make a final distribution to partners of the excess cash, if any.

       Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's ongoing operations expenses.

                    PHOENIX LEASING CASH DISTRIBUTION FUND II

                               September 30, 1996

                           Part II. Other Information
                           --------------------------


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

                                 PHOENIX LEASING CASH DISTRIBUTION FUND II
                                 -----------------------------------------
                                               (Registrant)


      Date                     Title                            Signature
      ----                     -----                            ---------


November 12, 1996      Chief Financial Officer,           /S/ PARITOSH K. CHOKSI
-----------------      Senior Vice President              ----------------------
                       and Treasurer of                   (Paritosh K. Choksi)
                       Phoenix Leasing Incorporated
                       General Partner


November 12, 1996      Senior Vice President,             /S/ BRYANT J. TONG
-----------------      Financial Operations               ----------------------
                       (Principal Accounting Officer)     (Bryant J. Tong)
                       Phoenix Leasing Incorporated
                       General Partner


November 12, 1996      Senior Vice President of           /S/ GARY W. MARTINEZ
-----------------      Phoenix Leasing Incorporated       ----------------------
                       General Partner                    (Gary W. Martinez)


November 12, 1996      Partnership Controller             /S/ MICHAEL K. ULYATT
-----------------      Phoenix Leasing Incorporated       ----------------------
                       General Partner                    (Michael K. Ulyatt)