Form 10-K
period 1996-12-31
PHOENIX LEASING CASH DISTRIBUTION FUND II
filed 1997-03-28
CIK 798905

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996      Commission File Number 0-15287



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _______

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes _X_     No ___

As of December 31, 1996, 379,583 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                    PHOENIX LEASING CASH DISTRIBUTION FUND II

                          1996 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

                                     PART I

Item 1.          Business..............................................     3
Item 2.          Properties............................................     5
Item 3.          Legal Proceedings.....................................     6
Item 4.          Submission of Matters to a Vote of Security Holders...     6


                                     PART II

Item 5.          Market for the Registrant's Securities and Related
                 Security Holder Matters...............................     6
Item 6.          Selected Financial Data...............................     7
Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................     8
Item 8.          Financial Statements and Supplementary Data...........    11
Item 9.          Disagreements on Accounting and Financial Disclosure
                 Matters...............................................    28


                                    PART III

Item 10.         Directors and Executive Officers of the Registrant....    28
Item 11.         Executive Compensation................................    29
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management............................................    29
Item 13.         Certain Relationships and Related Transactions........    30


                                     PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K..............................................    30


Signatures       ......................................................    31

                                     PART I

Item 1.       Business.

General Development of Business.

         Phoenix Leasing Cash Distribution Fund II, a California limited partnership (the "Partnership"), was organized on June 28, 1984. The Partnership was registered with the Securities and Exchange Commission with an effective date of November 20, 1986 and shall continue to operate until its termination date unless dissolved sooner due to the sale of substantially all of the assets of the Partnership or a vote of the Limited Partners. The Partnership will reach the end of its term on December 31, 1997 at which time it will sell any remaining assets at public auction and make a final distribution to the partners of the excess cash, if any. The General Partner is actively marketing for sale the Partnership's net assets and it is expected, based on current estimates of fair market value, that the net carrying value of those assets will utlimately be recovered. However, the amounts the Partnership will ultimately realize from the disposition of assets could differ from the net carrying value at December 31, 1996. The General Partner is Phoenix Leasing Incorporated, a California corporation. The General Partner or its affiliates also is or has been a general partner in several other limited partnerships formed to invest in capital equipment and other assets.

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

Equipment Leasing and Financing Operations.

         From the initial formation of the Partnership through December 31, 1996, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro rata interest in investments made by joint ventures, approximate $175,590,000. The average initial firm term of contractual payments from equipment subject to lease was 32.19 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 2.24%. The average initial firm term of contractual payments from loans was 82.01 months.

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

         The Partnership's financing activities have been concentrated in the cable television industry. The Partnership has made secured loans (notes receivable) to operators of cable television systems for the acquisition, refinancing, construction, upgrade and extension of such systems located throughout the United States. The loans to cable television system operators are secured by a senior or subordinated interest in the assets of the cable television system, its franchise agreements, subscriber lists, material contracts and other related assets. In some cases the Partnership has also received personal guarantees from the owners of the systems. At December 31, 1996, the Partnership's remaining investments in notes receivable consist of a note receivable from one cable television system operator and a note receivable from a security monitoring company. The Partnership's net investment in notes receivable before consideration of the allowance for losses on notes receivable approximates 25% of the total assets of the Partnership at December 31, 1996.

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

         The Partnership has acquired equipment pursuant to either "Operating" leases or "Financing" leases. At December 31, 1996, 100% of the equipment owned by the Partnership was classified as Operating leases. The Partnership has also provided financing secured by assets in the form of notes receivable. Operating leases are generally short-term leases under which the lessor will receive aggregate rental payments in an amount that is less than the purchase price of the equipment. Financing leases are generally for a longer term under which the non-cancelable rental payments due during the initial term of the lease are at least sufficient to recover the purchase price of the equipment.

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

Cable Television System Operations.

         Phoenix  Concept  Cablevision,  Inc. (the  "Subsidiary")  is a majority owned subsidiary of the Partnership. The Subsidiary was acquired through foreclosure of a defaulted note receivable to the Partnership on September 15, 1994. The net carrying value of the Partnership's share of this defaulted note receivable was approximately $769,000, which was exchanged for a 58% ownership interest in this joint venture. The Partnership owns approximately 58% of the outstanding shares of Phoenix Concept Cablevision, Inc. Phoenix Concept Cablevision, Inc. owns 100% of the outstanding shares of Concept Cablevision of South Carolina, Inc., which owns and operates a cable television system. Phoenix Cable Management Inc. (PCMI), an affiliate of the General Partner, provides day to day management services in connection with the operation of the system.

         Concept Cablevision of South Carolina, Inc. owns and operates a cable television system located in the state of South Carolina, which currently consists of two headend locations and 81 miles of plant passing approximately 3,710 homes and has approximately 1,931 cable subscribers at December 31, 1996. The cable television system serves the communities of Holly Hill, St. George, Reevesville, Eutawville, certain unincorporated areas in Dorchester County and other communities in Orangeburg County. The cable system operates under six non-exclusive franchise agreements with each of the stated municipalities. These cable franchise agreements expire between the years 1997 and 2006. PCMI is currently re-negotiating to renew its franchise agreements which expire during the years 1996 and 1997.

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

         The Partnership intends to own, operate and eventually sell the cable system. The cable television system is currently being marketed for sale. Any excess cash generated from operations of the cable system will be used for upgrades and improvements to the system in order to maximize the value of the system. As mentioned previously, the amount the Partnership will ultimately realize could materially differ from the net carrying value of the cable television system at December 31, 1996 as a result of continued technological change affecting the cable television industry.

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

         The Telecommunications Bill passed in 1995 allowed telephone companies to enter into the cable television business and vice-versa. Large cable television systems that have upgraded their systems with fiber and two way capabilities may find themselves getting a piece of the much larger telephone revenue. For the smaller rural cable systems, such as those owned by the Partnership or through investments in joint ventures, it is unlikely that the Partnership will enter into telephone services nor will the telephone companies try to seek our customers in the near future. The systems owned by the Partnership are too small and not dense enough to pay for the large amount of capital expenditures needed for these services.

         A favorable part of the bill is that small cable systems were immediately deregulated from most regulations and that the definition of a small cable operator is under 600,000 subscribers. This allowed small operators to raise rates if needed, and eliminate the need to provide franchise authorities with costly rate filings and justifications. The bill also allowed the local telephone companies to buy out small cable operators in their own region as well as to joint venture with small cable operators. During 1995, the General Partner has observed a renewed market interest in small cable systems. The final impact of the Telecommunications Bill will not be known fully until a technical rewrite is completed and all the legal challenges have been made.

         See Note 15 in the Partnership's financial statements for financial information about the Partnership's business segments.

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1996, together with information concerning the uses of assets is set forth in Item 2.


Item 2.       Properties.

         The Partnership is engaged in the equipment leasing and financing industry. The primary assets held by the Partnership are its investments in leases and loans either directly or through its investment in joint ventures.

         As of December 31, 1996, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $8,008,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1996.

                                                                   Percentage of
            Asset Types                          Purchase Price(1)  Total Assets
            -----------                          -----------------  ------------
                                              (Amounts in Thousands)

Computer Peripherals                                  $2,429             30%
Reproduction Equipment                                 2,348             29
Financing Related to Cable Television Systems          1,350             17
Telecommunications                                     1,038             13
Mainframes                                               525              7
Capital Equipment Leased to Emerging
  Growth Companies                                       250              3
Financing of Security Monitoring System Companies         57              1
Small Computer Systems                                    11           --
                                                      ------           ----

TOTAL                                                 $8,008            100%
                                                      ======           ====

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $1,454,000 and original cost of outstanding loans of $1,406,000 at December 31, 1996.

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

         (b)  Approximate number of equity security investments:

                                                        Number of Unit Holders
                            Title of Class              as of December 31, 1996
                  ----------------------------------    -----------------------

                  Limited Partners                                9,100

                                     PART II


Item 6.       Selected Financial Data.


                                  1996      1995    1994 (1)    1993      1992
                                  ----      ----    --------    ----      ----
                              (Amounts in Thousands Except for Per Unit Amounts)


Total Income                   $  1,878  $  2,868  $  5,095  $  5,613  $ 10,706

Net Income (Loss)                   679     1,164     2,925     1,570    (1,540)

Total Assets                      6,513     6,150     6,338     6,922    10,168

Distributions to Partners           239       949     3,796     3,794    14,269

Net Income (Loss) per Limited
  Partnership Unit                 1.77      3.04      7.63      4.09     (4.01)

Distributions per Limited
  Partnership Unit                  .63      2.50     10.00      9.99     37.54


(1) Commencing in 1994, the amounts reflect the consolidated activity of the Partnership and its subsidiary.

         The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Phoenix Leasing Cash Distribution Fund II and Subsidiary (the Partnership) reported net income of $679,000 during the year ended December 31, 1996, as compared to net income of $1,164,000 and $2,925,000 during 1995 and 1994, respectively. The decrease in net income during 1996, as compared to 1995, is a result of a decline in total revenues which exceeded the decline in total expenses. The decrease in earnings for the year ended December 31, 1995, compared to 1994, was due to a decrease in rental income and the absence of income from a settlement, as described below.

         Total revenues declined by $990,000 during 1996, as compared to a decline of $2,227,000 during 1995, when compared to the previous year. The decrease in total revenues for both years is partially attributable to reductions in rental income and gain on sale of equipment. Rental income decreased by $210,000 and $1,491,000 for the year ended December 31, 1996 and 1995, respectively, compared to the prior year, and the gain on sale of equipment decreased by $344,000 and $378,000 for 1996 and 1995, respectively. The decline for rental income is a result of a reduction in the amount of equipment owned by the Partnership. At December 31, 1996, the Partnership owned equipment with an aggregate original cost of $5.1 million, compared to $7.1 million at December 31, 1995 and $16.6 million at December 31, 1994.

         The decrease in gain on sale of equipment for both 1996 and 1995 is attributable to a reduction in the amount of equipment sold, as well as a decrease in the market value of an aging equipment portfolio. During the year ended December 31, 1996, the Partnership sold equipment with an aggregate original cost of $2 million, compared to $9.5 million during the year ended December 31, 1995 and $22.5 million during the year ended December 31, 1994.
Proceeds received from the sale of equipment were $141,000, $428,000 and $968,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         An additional factor contributing to the decline in total revenues for the year ended December 31, 1996, compared to 1995, is the decrease in interest income from notes receivable of $526,000. Interest income from notes receivable was higher than usual during 1995 as a result of a payoff of a defaulted note receivable from a cable television system operator. The Partnership had suspended the accrual of interest income on this note. Upon payoff, the proceeds were first applied against the outstanding balance, with the excess proceeds being recognized as interest income. Such an event did not occur during 1996.

         Interest income from notes receivable increased during the year ended December 31, 1995, compared to 1994, due to the recognition of interest income that had been deferred until the maturity of the note. This note matured in July of 1996. The Partnership had been limiting the amount of interest recognized on this note to the amount of payments received, thereby deferring the recognition of a portion of the deferred interest until the loan was paid off.

         In addition to the declines in rental income and gain on sale of equipment experienced in 1995, the absence of a settlement, compared to a settlement of $1,180,000 during 1994, also contributed to reducing total revenues for the year ended December 31, 1995, compared to 1994. The settlement income recognized during 1994 was composed of cash, common stock, receivables, assigned rents from a pool of leased equipment, and credits for goods and services.

         Total expenses decreased by $468,000 during 1996, compared to 1995, and decreased by $484,000 during 1995, compared to 1994. The most significant decrease in total expenses for the year ended December 31, 1996, compared to 1995, came from depreciation and amortization expense and lease related operating expenses. Depreciation and amortization expense decreased by $205,000 for the year ended December 31, 1996, compared to the prior year due to an increasing portion of the Partnership's equipment lease portfolio reaching the end of its depreciable or amortizable term.

         The decrease in lease related operating expenses also contributed to the decline in total expenses for the year ended December 31, 1996, compared to 1995, but was a major factor contributing to the decrease in total expenses for the year ended December 31, 1995, compared to 1994. Lease related operating expenses decreased by $196,000 and $456,000 for 1996 and 1995, respectively, compared to the prior year. The decrease in lease related operating expenses for both years is a result of a decline in maintenance, administrative and residual sharing expenses on the Partnership's equipment leased pursuant to a purchase agreement with the manufacturer of the equipment. These expenses decreased as a result of the reduction in the revenues received from this equipment.

         Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the Partnership.

Cable Television System Operations

         The Partnership owns a majority interest in a cable television system that it received through the foreclosure on a defaulted note receivable on September 15, 1994. Only the results of operations since September 15, 1994 are included in the consolidated results of operations of the Partnership for the year ended December 31, 1994. As a result, this cable television system did not generate significant revenues during 1994. During 1996 and 1995, the Partnership reported cable subscriber revenues of $566,000 and $589,000, respectively, and total expenses of $582,000 and $590,000, respectively, from this cable television system.

Joint Ventures

         The Partnership reported earnings from joint ventures of $379,000, $342,000 and $6,000 for the year ended December 31, 1996, 1995 and 1994, respectively. Earnings from joint ventures remained relatively the same during 1996 as compared to 1995. The considerable increase in 1995 was a result of a full year's earnings from the Partnership's investment in a new equipment joint venture that was formed on October 28, 1994. There were no significant earnings from this joint venture during 1994.

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

         As another source of liquidity, the Partnership owns a majority interest in a cable television company that it acquired ownership through foreclosure on a defaulted note receivable. This cable television company is expected to generate a positive cash flow, which will first be used for capital improvements and upgrades to the system in order to maximize the value to be received upon the eventual sale of the system. Any excess cash from operations or the sale of the system will then be distributed to the Partnership in accordance with its ownership interest. The cable television system operations are currently being marketed for sale. Any excess cash generated from operations of the cable system will be used for upgrades and improvements to the system in order to maximize the value of the system. As mentioned previously, the amount the Partnership will ultimately realize could materially differ from the net carrying value of the cable system as a result of continued technological change affecting the cable television industry.

         The Partnership reported net cash generated by leasing, financing and cable television operations of $713,000, $1,572,000 and $2,052,000 during 1996, 1995 and 1994, respectively. The net cash generated by equipment leasing and financing activities continues to decline as a result of the decrease in rental income. As previously discussed, the decline in rental income is attributable to a reduction in the amount of equipment owned by the Partnership.

         Cash generated by leasing and financing activities were higher than usual for the year ended December 31, 1995 due to the receipt of a final balloon payment on one of the Partnership's notes receivable.

         Distributions from joint ventures has become one of the primary sources of cash generated by the Partnership. Cash distributions from joint ventures were $671,000, $835,000 and $0 for the years ended December 31, 1996, 1995 and 1994, respectively. A significant portion of the distribution for both 1995 and 1996 is being made by an equipment joint venture which was formed in October of 1994.

         The Partnership owns equipment being held for lease with an aggregate original cost of $1,896,000, $2,078,000 and $3,650,000, and a net book value of $0, $0 and $36,000, at December 31, 1996, 1995 and 1994, respectively. The
General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

         The cash distributed to partners for the years ended December 31, 1996, 1995 and 1994 were $239,000, $949,000 and $3,796,000, respectively. In accordance with the Limited Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. The limited partners received distributions of $239,000, $949,000 and $3,796,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The cumulative distributions to Limited Partners are $80,203,000, $79,964,000 and $79,015,000 at December 31, 1996, 1995 and 1994, respectively.
The General Partner did not receive payment for its share of cash distributions for the years ended December 31, 1996, 1995 and 1994. While the General Partner is entitled to receive 5% of the cash distributions, it has voluntarily elected not to receive payment for its share of the cash distributions.

         The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from operations will also decline. As the cash generated by Partnership operations continues to decline, the rate of cash distributions made to limited partners will also decline. The Partnership made its last quarterly distribution to partners in January of 1996. Future distributions to partners will be made on an annual basis with the next distribution scheduled to be made on January 15, 1997. The distribution to be made to partners on January 15, 1997 will be slightly higher than the January 15, 1996 distribution amount. The Partnership will reach the end of its term on December 31, 1997, at which time it will sell any remaining assets at public auction and make a final distribution to partners of the excess cash, if any. The General Partner is actively marketing for sale the Partnership's net assets and it is expected, based on current estimates of fair market value, that the net carrying value of those assets will ultimately be recovered. However, the amounts the Partnership will ultimately realize from the disposition of assets could differ from the net carrying value at December 31, 1996.

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

         Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's ongoing operational expenses.

         Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ from those anticipated by some of the statements made above. Limited Partners are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (I) the Partnership's plans are subject to change at any time at the discretion of the General Partner of the Partnership, (ii) future technological developments in the industry in which the Partnership operates, (iii) competitive pressure on pricing or services, (iv) substantial customer defaults or cancellations, (v) changes in business conditions and the general economy, (vi) changes in government regulations affecting the Partnership's core businesses and (vii) the ability of the Partnership to sell its remaining assets.

        Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                          YEAR ENDED DECEMBER 31, 1996

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

In our opinion, the consolidated financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects the consolidated financial position of Phoenix Leasing Cash Distribution Fund II and Subsidiary at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP


San Francisco, California
  January 20, 1997

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)

                                                              December 31,
                                                            1996       1995
                                                            ----       ----
ASSETS

Cash and cash equivalents                                  $3,077     $1,951

Accounts receivable (net of allowance for losses on
   accounts receivable of $18 and $67 at December 31,
   1996 and 1995, respectively)                               137        110

Notes receivable (net of allowance for losses on
   notes receivable of $358 at December 31, 1996
   and 1995)                                                1,263      1,390

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $3,674 and
   $5,061 at December 31, 1996 and 1995, respectively)         81         99

Net investment in financing leases                           --          248

Investment in joint ventures                                  703        995

Cable systems, property and equipment (net of
   accumulated depreciation of $808 and $640 at
   December 31, 1996 and 1995, respectively)                  895        997

Deferred income tax asset                                     115        118

Other assets                                                  242        242
                                                           ------     ------

     Total Assets                                          $6,513     $6,150
                                                           ======     ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                   $  558     $  584

   Minority interest in subsidiary                            447        541
                                                           ------     ------

     Total Liabilities                                      1,005      1,125
                                                           ------     ------

Partners' Capital:

   General Partner                                            111        104

   Limited Partners, 400,000 units authorized,
     386,308 units issued and 379,583 units
     outstanding at December 31, 1996 and 1995              5,328      4,895

   Unrealized gains on available-for-sale securities           69         26
                                                           ------     ------

     Total Partners' Capital                                5,508      5,025
                                                           ------     ------

     Total Liabilities and Partners' Capital               $6,513     $6,150
                                                           ======     ======

                     The accompanying notes are an integral
                            part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)

                                                For the Years Ended December 31,
                                                   1996      1995      1994
                                                   ----      ----      ----
INCOME

   Rental income                                 $   632   $   842   $ 2,333

   Gain on sale of equipment                          99       443       821

   Equity in earnings from joint ventures            379       342         6

   Interest income, notes receivable                  54       580       300

   Gain on sale of securities                       --        --         203

   Cable subscriber revenue                          566       589       198

   Settlement                                       --        --       1,180

   Other income                                      148        72        54
                                                 -------   -------   -------

     Total Income                                  1,878     2,868     5,095
                                                 -------   -------   -------

EXPENSES

   Depreciation and amortization                     283       488       474

   Lease related operating expenses                  150       346       802

   Program services, cable systems                   183       180        72

   Management fees to General Partner
     and affiliate                                    63       125       161

   Provision for losses on receivables                 6        10         2

   Legal expense                                      85       156       284

   Reimbursed administrative costs to
     General Partner                                 143       162       147

   General and administrative expenses               281       195       204
                                                 -------   -------   -------

     Total Expenses                                1,194     1,662     2,146
                                                 -------   -------   -------

NET INCOME BEFORE MINORITY INTEREST
   AND INCOME TAXES                                  684     1,206     2,949

   Minority interest in earnings
     of subsidiary                                    (1)       (3)       (5)

   Income tax expense of subsidiary                   (4)      (39)      (19)
                                                 -------   -------   -------

NET INCOME                                       $   679   $ 1,164   $ 2,925
                                                 =======   =======   =======

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                              $  1.77   $  3.04   $  7.63
                                                 =======   =======   =======

ALLOCATION OF NET INCOME:

   General Partner                               $     7   $    12   $    29

   Limited Partners                                  672     1,152     2,896
                                                 -------   -------   -------

                                                 $   679   $ 1,164   $ 2,925
                                                 =======   =======   =======

                     The accompanying notes are an integral
                            part of these statements.

                                                                                     Page 15 of 32


                    PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                         (Amounts in Thousands Except for Unit Amounts)

                                              General
                                             Partner's    Limited Partners'   Unrealized   Total
                                               Amount    Units       Amount      Gains     Amount
                                               ------    ------------------      -----     ------
Balance, December 31, 1993                     $ 63     379,583     $ 5,592      $--     $ 5,655

Distributions to partners ($10.00 per
   limited partnership unit)                    --         --        (3,796)      --      (3,796)

Net income                                       29        --         2,896       --       2,925
                                               ----     -------     -------      ---     -------

Balance, December 31, 1994                       92     379,583       4,692       --       4,784

Distributions to partners ($2.50 per
   limited partnership unit)                    --         --          (949)      --        (949)

Change for the year in unrealized gains on
   available-for-sale securities                --         --          --         26          26

Net income                                       12        --         1,152       --       1,164
                                               ----     -------     -------      ---     -------

Balance, December 31, 1995                      104     379,583       4,895       26       5,025

Distributions to partners ($.63 per             --         --          (239)      --        (239)
   limited partnership unit)

Change for the year in unrealized gains on      --         --          --         43          43
   available-for-sale securities

Net income                                        7        --           672       --         679
                                               ----     -------     -------      ---     -------

Balance, December 31, 1996                     $111     379,583     $ 5,328      $69     $ 5,508
                                               ====     =======     =======      ===     =======



                                  The accompanying notes are an integral
                                        part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                For the Years Ended December 31,
                                                    1996      1995      1994
                                                    ----      ----      ----
Operating Activities:
   Net income                                      $   679  $ 1,164   $ 2,925
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                   283      488       474
       Gain on sale of equipment                       (99)    (443)     (821)
       Equity in earnings from joint ventures         (379)    (342)       (6)
       Minority interest in earnings of subsidiary       1        3         5
       Recovery of losses on notes receivable         --         (7)     --
       Provision for losses on accounts receivable       6       17         2
       Gain on sale of securities                     --        (15)     (203)
       Decrease (increase) in accounts receivable      (33)      82        90
       Decrease in accounts payable, accrued
         expenses                                      (26)    (400)     (157)
       Decrease in other assets                          2       29      --
       Settlement                                     --       --        (711)
       Decrease (increase) in deferred income
          tax asset                                     (1)      24        18
       Other                                          --       --          12
                                                   -------  -------   -------
Net cash provided by operating activities              433      600     1,628
                                                   -------  -------   -------

Investing Activities:
   Principal payments, financing leases                153      316       385
   Principal payments, notes receivable                127      656        39
   Proceeds from sale of equipment                     141      428       968
   Proceeds from sale of securities                   --         15       245
   Distributions from joint ventures                   671      835      --
   Purchase of equipment                              --        (32)     (813)
   Investment in notes receivable                     --       --        (106)
   Investment in joint ventures                       --       --         (34)
   Investment in securities                           --       --         (42)
   Cable systems, property and equipment               (65)     (86)     (128)
   Payment of acquisition fees                        --         (1)       (4)
                                                   -------  -------   -------
Net cash provided by investing activities            1,027    2,131       510
                                                   -------  -------   -------

Financing Activities:
   Payments of principal, notes payable               --       --        (174)
   Distributions to minority partners                  (95)     (31)     --
   Distributions to partners                          (239)    (949)   (3,796)
                                                   -------  -------   -------
Net cash used by financing activities                 (334)    (980)   (3,970)
                                                   -------  -------   -------
Increase (decrease) in cash and cash equivalents     1,126    1,751    (1,832)
Cash and cash equivalents, beginning of period       1,951      200     2,032
                                                   -------  -------   -------
Cash and cash equivalents, end of period           $ 3,077  $ 1,951   $   200
                                                   =======  =======   =======

Supplemental Cash Flow Information:
   Cash paid for interest expense                  $  --    $  --     $     3
   Cash paid for income taxes                      $     4  $    16   $     3

                     The accompanying notes are an integral
                            part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


Note 1.      Organization and Partnership Matters.

        Phoenix Leasing Cash Distribution Fund II, a California limited partnership (the "Partnership"), was formed on June 28, 1984, to invest in capital equipment of various types and to lease such equipment to third parties on either a long-term or short-term basis, and to provide financing to emerging growth companies and cable television system operators. The Partnership's minimum investment requirements were met November 24, 1986. The Partnership will reach the end of its term on December 31, 1997, at which time it will sell any remaining assets at public auction and make a final distribution to the partners of the excess cash, if any. The General Partner is actively marketing for sale the Partnership's net assets and it is expected, based on current estimates of fair market value, that the net carrying value of those assets will ultimately be recovered. However, the amounts the Partnership will ultimately realize from the disposition of assets could differ from the net carrying value at December 31, 1996.

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

        The General Partner is entitled to receive 5% of all cash distributions until the Limited Partners have recovered their initial capital contributions plus a cumulative return of 12% per annum. Thereafter, the General Partner will receive 15% of all cash distributions. In the event the General Partner has a deficit balance in its capital account at the time of partnership liquidation, it will be required to contribute the amount of such deficit to the Partnership. During the year ended December 31, 1992, the General Partner elected to make an early contribution of $1,404,000, and the $189,000 in accrued distributions to the General Partner at December 31, 1991 was reversed. In addition, the General Partner did not draw its share of the 1996, 1995, 1994, 1993 and 1992 cash available for distribution. As compensation for management services, the General Partner receives a fee payable quarterly, in an amount equal to 3.5%, subject to certain limitations, of the Partnership's gross revenues for the quarter from which such payment is being made, which revenues shall include, but are not limited to, rental receipts, maintenance fees, proceeds from the sale of equipment and interest income.

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

        A schedule of compensation paid and distributions made to the General Partner and affiliate for the years ended December 31 follows:

                                                 1996      1995      1994
                                                 ----      ----      ----
                                                  (Amounts in Thousands)
    Management fees                              $ 63      $125      $161
    Acquisition fees                              --          1         4
                                                 ----      ----      ----

                                                 $ 63      $126      $165
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

       Leasing Operations. The Partnership's leasing operations consist of both financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease, the excess of net rentals receivable and estimated residual value at the end of the lease term, over the cost of equipment leased. Unearned income is credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Initial direct costs of consummating new leases are capitalized and included in the cost of equipment. The Partnership reviews its estimates of residual value at least annually. If a decline in value has occurred which is other than temporary, a reduction in the investment is recognized currently.

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

       Cable Television System Operations. The consolidated statement of operations includes the operating activity of the Subsidiary for the year ended December 31, 1996, 1995 and for the period from the date of acquisition (September 15, 1994) to December 31, 1994. The Subsidiary owns and operates a cable television system located in the state of South Carolina, which currently consists of two headend locations and 81 miles of plant passing approximately 3,710 homes and has approximately 1,931 cable subscribers at December 31, 1996. The cable television system serves the communities of Holly Hill, St. George, Reevesville, Eutawville, certain unincorporated areas in Dorchester County and other communities in Orangeburg County. The cable system operates under six non-exclusive franchise agreements with each of the stated municipalities. These cable franchise agreements expire between the years 1997 and 2006.

       Property, cable systems and equipment are carried at cost, which is not in excess of the fair market value, are depreciated using the straight-line method over the estimated service lives ranging from five to ten years. Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

       Costs assigned to intangible assets are amortized using the straight-line method over estimated lives of eight years.

       Cable television services are billed monthly in advance. Revenue is deferred and recognized as the services are provided.

       The cable television system operations are currently being marketed for sale. Any excess cash generated from operations of the cable system will be used for upgrades and improvements to the system in order to maximize the value of the system. As mentioned previously, the amount the Partnership will ultimately realize could materially differ from the net carrying value of the cable system as a result of continued technological change affecting the cable television industry.

       Investments in Joint Ventures. Minority investments in net assets of the equipment joint ventures reflect the Consolidated Partnership's equity basis in the ventures. Under the equity method of accounting, the original investment is recorded at cost and is adjusted periodically to recognize the Consolidated Partnership's share of earnings, losses, cash contributions and cash distributions after the date of acquisition. The net carrying value is not in excess of the estimated fair market value.

       Investment  in  Available-for-Sale   Securities  .  The  Partnership  has
investments in stock warrants in public companies. The Partnership has classified its investments in stock warrants as available-for-sale in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are stated at their fair market value, with unrealized gains and losses reported as a separate component of partners' capital. The stock warrants held by the Partnership were granted by certain lessees or borrowers as additional compensation for leasing or financing equipment. At the date of grant, such warrants were determined to have no fair market value and were recorded at their historical cost of $0.

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

        Reclassification. Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

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

       Non-Cash Investing Activities. During the year ended December 31, 1996 and 1995, the Partnership recorded an unrealized gain on available-for-sale securities which has been included in Other Assets of $43,000 and $26,000, respectively.

       Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3.      Accounts Receivable.

         Accounts receivable consist of the following at December 31:

                                                            1996      1995
                                                            ----      ----
                                                        (Amounts in Thousands)

    Lease payments                                         $  73     $ 119
    Cable system service                                      68        54
    Property taxes                                            10      --
    Other                                                      4         4
                                                           -----     -----
                                                             155       177

    Less: allowance for losses on accounts receivable        (18)      (67)
                                                           -----     -----

         Total                                             $ 137     $ 110
                                                           =====     =====


Note 4.      Notes Receivable.

         Notes receivable consist of the following at December 31:

                                                             1996      1995
                                                             ----      ----
                                                         (Amounts in Thousands)
Note receivable from a cable television
     system  operator with stated interest
     of 19% per annum, receivable in
     installments of 108 months, collateralized
     by a security interest in the cable system
     assets. This note has a graduated repayment
     schedule followed by a balloon payment.               $ 1,591   $ 1,713

Note receivable from a security monitoring
     company with stated interest at 16% per
     annum, with payments to be taken out of
     the monthly payments received from assigned
     contracts, collateralized by all assets of
     the borrower. At the end of 48 months, the
     remaining balance, if any, is due and payable.             30        35
                                                           -------   -------
                                                             1,621     1,748

Less:  allowance for losses on notes receivable               (358)     (358)
                                                           -------   -------

     Total                                                 $ 1,263   $ 1,390
                                                           =======   =======

         The Partnership's note receivable to a cable television system operator provides a payment rate in an amount that is less than the contractual interest rate. The difference between the payment rate and the contractual interest rate is added to the principal and deferred until the maturity date of the note. Upon maturity of the note, the original principal and deferred interest is due and payable in full. Although the contractual interest rates may be higher, the amount of interest being recognized on the Partnership's outstanding notes receivable to cable television system operators is being limited to the amount of the payments received, thereby deferring the recognition of a portion of the deferred interest until the loan is paid off.

         At December 31, 1996, the recorded investment in notes that are considered to be impaired was $1,621,000. Included in this amount is $30,000 of impaired notes for which the related allowance for losses is $23,000 and $1,591,000 of impaired notes for which there is no allowance. The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $1,279,000. The Partnership recognized interest income of $54,000 on impaired notes during the year ended December 31, 1996.

         At December 31, 1995, the recorded investment in notes that are considered to be impaired was $36,000 for which the related allowance for losses is $23,000. The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $89,000. The Partnership recognized interest income of $73,000 on impaired notes during the year ended December 31, 1995.

         The Partnership received a settlement on one of its notes receivable during the year ended December 31, 1995. This note receivable, which was impaired, was from a cable television operator. The Partnership received $140,000 as a settlement for this note receivable of which $68,000 was applied towards the outstanding note receivable balance and the remaining $72,000 applied towards interest income. There was an allowance for losses on notes receivable of $7,000 for this note receivable. Due to the receipt of a settlement which exceeded the net carrying value of the note receivable, this allowance was reversed and recognized as income.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                            1996       1995
                                                            ----       ----
                                                        (Amounts in Thousands)
    Beginning balance                                      $ 358     $ 368
         Provision for (recovery of) losses                 --          (7)
         Write downs                                        --          (3)
                                                           -----     -----
    Ending balance                                         $ 358     $ 358
                                                           =====     =====


Note 5.       Equipment on Operating Leases and Investment in Financing Leases.

         Equipment on lease consists primarily of computer peripheral equipment, telecommunications and reproduction equipment.

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

         The net investment in financing leases consists of the following at December 31:

                                                              1996    1995
                                                              ----    ----
                                                         (Amounts in Thousands)

    Minimum lease payments to be received                    $ --    $ 159
    Estimated residual value of leased
      equipment (unguaranteed)                                 --       95
    Less: unearned income                                      --       (6)
                                                             ------  -----

    Net investment in financing leases                       $ --    $ 248
                                                             ======  =====

    Minimum rentals to be received on noncancellable operating leases for the years ended December 31 are as follows:

                                                                Operating
                                                          (Amounts in Thousands)
         1997..................................                   $105
         1998..................................                      1
         1999 and thereafter...................                    --
                                                                  ----

         Total                                                    $106
                                                                  ====

         The Partnership receives contingent monthly rental payments on its reproduction equipment that is not included in the minimum rentals to be received. The contingent monthly rentals consist of a monthly rental payment that is based upon actual machine usage. The monthly usage charge included in income for the years ended December 31, 1996, 1995 and 1994 was $108,000, $196,000 and $376,000, respectively.

         The net book value of equipment held for lease at December 31, 1996 and 1995 amounted to $0.


Note 6.       Cable Systems, Property and Equipment.

         The cost of cable systems, property and equipment and the related accumulated depreciation consist of the following at December 31:

                                                              1996      1995
                                                              ----      ----
                                                         (Amounts in Thousands)

    Distribution systems                                   $   989   $   960
    Headend equipment                                          344       338
    Building                                                   285       270
    Land                                                        21        21
    Automobiles                                                 64        48
                                                           -------   -------
                                                             1,703     1,637
    Less:  accumulated depreciation                           (808)     (640)
                                                           -------   -------

    Net property, cable systems and equipment              $   895   $   997
                                                           =======   =======

         Depreciation expense totaled approximately $171,000 and $172,000 for the year ended December 31, 1996 and 1995, respectively.


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

             An analysis of the Partnership's investment in equipment joint ventures is as follows:

                          Net Investment                                                Net Investment
                           at Beginning                    Equity In                        at End
Date                        of Period    Contributions      Earnings     Distributions     of Period
----                        ---------    -------------      --------     -------------     ---------
                                                     (Amounts in Thousands)
Year Ended
 December 31, 1994           $   19          $1,463          $    6          $    0          $1,488
                             ======          ======          ======          ======          ======

Year Ended
 December 31, 1995           $1,488          $    0          $  342          $  835          $  995
                             ======          ======          ======          ======          ======

Year Ended
 December 31, 1996           $  995          $    0          $  379          $  671          $  703
                             ======          ======          ======          ======          ======

         The aggregate combined financial information of the equipment joint ventures as of December 31 and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                             December 31,
                                                            1996      1995
                                                            ----      ----
                                                        (Amounts in Thousands)

    Cash and cash equivalents                              $  372    $  532
    Accounts receivable                                     1,441     1,773
    Operating lease equipment                                 526     1,021
    Other assets                                              512       690
                                                           ------    ------
         Total Assets                                      $2,851    $4,016
                                                           ======    ======

                        LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                       $  733    $  918
    Partners' capital                                       2,118     3,098
                                                           ------    ------

         Total Liabilities and Partners' Capital           $2,851    $4,016
                                                           ======    ======


                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                                For the Years Ended December 31,
                                                   1996      1995       1994
                                                   ----      ----       ----
                                                    (Amounts in Thousands)

    Rental income                                $2,357    $3,595    $ 2,583
    Gain on sale of equipment                       850     1,637      1,096
    Other income                                    131       716         38
                                                 ------    ------    -------

         Total Income                             3,338     5,948      3,717
                                                 ------    ------    -------

                                    EXPENSES

    Depreciation                                    332     1,186      1,248
    Lease related operating expenses              1,385     2,832      2,378
    Management fee to the General Partner           119       286        197
    Other expenses                                  125       268         61
                                                 ------    ------    -------

         Total Expenses                           1,961     4,572      3,884
                                                 ------    ------    -------

         Net Income (Loss)                       $1,377    $1,376    $  (167)
                                                 ======    ======    =======

         As of December 31, 1996 and 1995, the Partnership's pro rata interest in the equipment joint ventures' net book value of off-lease equipment was $11,000 and $32,000, respectively.

         The General Partner earns a management fee of 3.5% of the Partnership's respective interest in the gross receipts of the joint venture. Revenues subject to a management fee at the joint venture level are not subject to management fees at the Partnership level.


Note 8.       Accounts Payable and Accrued Expenses.

         Accounts payable and accrued expenses consist of the following at December 31:

                                                           1996      1995
                                                           ----      ----
                                                       (Amounts in Thousands)

    Equipment lease operations                             $227      $237
    Sales and property taxes                                111       124
    General Partner and affiliates                           50        47
    Other                                                   170       176
                                                           ----      ----

         Total                                             $558      $584
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

         The net differences between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31:

                                  Reported Amounts   Tax Basis    Net Difference
                                  ----------------   ---------    --------------
                                              (Amounts in Thousands)
1996
----

         Assets                        $5,852         $6,409         $(557)
         Liabilities                      344            307            37

1995
----

         Assets                        $5,404         $6,033         $(629)
         Liabilities                      380            343            37


         The Subsidiary is a corporation subject to state and federal tax regulations. The Subsidiary reports to the taxing authority on the accrual basis. When income and expenses are recognized in different periods for financial reporting purposes than for income tax purposes, deferred taxes are provided for such differences using the liability method.

         For the years ended December 31, the Subsidiary's income tax provision includes the following components:

                                                           1996       1995
                                                           ----       ----
                                                       (Amounts in Thousands)

    Current tax benefit (provision)                        $ 0       $(11)
    Deferred tax benefit (provision)                        (4)       (28)
                                                           ---       ----
      Income tax benefit (provision), net                  $(4)      $(39)
                                                           ===       ====

         The income tax provision differed from the statutory federal rate because of the following:

                                                           1996      1995
                                                           ----      ----
                                                       (Amounts in Thousands)

    Federal income tax benefit (provision),
      based on statutory federal and state
      income tax rate of 37.3%                             $ 70      $(19)
    Depreciation and amortization                           (77)       (9)
    Bad debt expense                                          3       --
    Prior year tax payments                                 --        (11)
                                                           ----      ----
      Total income tax benefit (provision)                 $ (4)     $(39)
                                                           ====      ====

         The Subsidiary's net deferred tax asset as of December 31, resulted from the following temporary differences:

                                                            1996     1995
                                                            ----     ----
                                                       (Amounts in Thousands)

    Depreciation and amortization                          $ 30      $105
    Bad debt expense                                          5         3
    Net operating loss carryforward                          80        10
                                                           ----      ----
      Total                                                $115      $118
                                                           ====      ====

         As of December 31, 1996 and 1995, the Subsidiary's net operating loss carryforward of $215,000 and $26,000, respectively, for federal and state tax reporting purposes expires December 31, 2011 and December 31, 2010, respectively. The Partnership has not provided a valuation allowance for the deferred tax asset as of December 31, 1996 and 1995 based on the General Partner's evaluation of the realization of the benefit is more likely than not.

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

         The reimbursed administrative costs to the General Partner were $143,000, $162,000 and $147,000 for the years ended December 31, 1996, 1995 and
1994, respectively. The equipment storage, remarketing and data processing costs reimbursed to the General Partner during the years ended December 31, 1996, 1995 and 1994 were $8,000, $13,000 and $32,000, respectively.

         In addition, the General Partner receives a management fee and an acquisition fee (see Note 1).


Note 13.      Net Income and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the Limited Partners' share of consolidated net income and distributions, and the weighted average number of units outstanding of 379,583 for the years ended December 31, 1996, 1995 and 1994. For the purposes of allocating consolidated income and distributions to each individual Limited Partner, the Partnership allocates consolidated net income and distributions based upon each respective Limited Partner's ending capital account balance.


Note 14.      Subsequent Events.

         In January 1997, cash distributions of $474,000 were made to the Limited Partners.


Note 15.      Business Segments.

         The Partnership currently operates in two business segments: the equipment leasing and financing industry and the cable TV industry. The operations in the cable TV industry are for the years ended December 31, 1996, 1995 and the period from the date of acquisition (September 15, 1994) to December 31, 1994. Information about the Partnership's operations in these two segments are as follows:

                                                  1996      1995      1994
                                                  ----      ----      ----
                                                   (Amounts in Thousands)

Total Revenues
         Equipment leasing and financing         $1,295    $2,274    $4,896
         Cable TV operations                        583       594       199
                                                 ------    ------    ------
              Total                              $1,878    $2,868    $5,095
                                                 ======    ======    ======

Net Income
         Equipment leasing and financing         $  678    $1,160    $2,918
         Cable TV operations                          1         4         7
                                                 ------    ------    ------
              Total                              $  679    $1,164    $2,925
                                                 ======    ======    ======

Identifiable Assets
         Equipment leasing and financing         $5,244    $4,658    $4,774
         Cable TV operations                      1,269     1,492     1,564
                                                 ------    ------    ------
              Total                              $6,513    $6,150    $6,338
                                                 ======    ======    ======

Depreciation and Amortization Expense
         Equipment leasing and financing         $   83    $  288    $  424
         Cable TV operations                        200       200        50
                                                 ------    ------    ------
              Total                              $  283    $  488    $  474
                                                 ======    ======    ======

Capital Expenditures
         Equipment leasing and financing         $ --      $   32    $  813
         Cable TV operations                         65        86       128
                                                 ------    ------    ------
              Total                              $   65    $  118    $  941
                                                 ======    ======    ======


Note 16.      Fair Value of Financial Instruments.

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

Securities, Available-for-Sale
The fair values of investments in available for sale securities are estimated based on quoted market prices.

The estimated fair values of the Partnership's financial instruments are as follows at December 31:

                                                          Carrying
                                                           Amount  Fair Value
                                                           ------  ----------
                                                         (Amounts in Thousands)
1996
----
         Assets
              Cash and cash equivalents                    $3,077    $3,077
              Securities, available-for-sale                   69        69
              Notes receivable                              1,263     1,599


1995
----
         Assets
              Cash and cash equivalents                    $1,951    $1,951
              Securities, available-for-sale                   26        26
              Notes receivable                              1,390     2,786

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

         GUS CONSTANTIN, age 59, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         PARITOSH K. CHOKSI, age 43, is Senior Vice President, Chief Financial Officer, Treasurer and a Director of PLI. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

         GARY W. MARTINEZ, age 46, is Senior Vice President and a Director of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         BRYANT J. TONG, age 42, is Senior Vice President, Financial Operations of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         CYNTHIA E. PARKS, age 41, is Vice President, General Counsel and Assistant Secretary of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

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

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P.

              Phoenix Income Fund, L.P.
              Phoenix High Tech/High Yield Fund
              Phoenix Leasing Cash Distribution Fund IV
              Phoenix Leasing Cash Distribution Fund III
              Phoenix Leasing Income Fund VII
              Phoenix Leasing Income Fund VI
              Phoenix Leasing Growth Fund 1982 and
              Phoenix Leasing Income Fund 1977


Item 11.      Executive Compensation.

         Set forth is the information  relating to all direct  remuneration paid or accrued by the Registrant during the last year to the General Partner and its affiliate.

     (A)                         (B)                                 (C)                                     (D)

                                                                                                         Aggregate of
Name of                        Capacities                       Cash and cash-                           contingent
Individual or                  in which                         equivalent forms                         forms of
persons in group               served                           of remuneration                          remuneration
----------------               -----------                      ---------------                          ------------
                                                     (C1)                             (C2)
                                                                                Securities or
                                                Salaries, fees,                 property insurance
                                                directors' fees,                benefits or reim-
                                                commissions and                 bursement, personal
                                                bonuses                         benefits
                                                ---------------                 -------------------
                                                               (Amounts in Thousands)
Phoenix Leasing
 Incorporated                General Partner             $  37(1)                       $  0                    $ 0

Phoenix Cable
 Management Inc.             Manager                        26(2)                          0                      0
                                                         -----                          ----                    ---

                                                         $  63                          $  0                    $ 0
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

Item 13.      Certain Relationships and Related Transactions.

         None.


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                       Page No.
                                                                       --------
(a)      1.   Financial Statements:

              Consolidated Balance Sheets as of December 31, 1996
                and 1995                                                  13
              Consolidated Statements of Operations for the Years
                Ended December 31, 1996, 1995 and 1994                    14
              Consolidated Statements of Partners' Capital for the
                Years Ended December 31, 1996, 1995 and 1994              15
              Consolidated Statements of Cash Flows for the Years
                ended December 31, 1996, 1995 and 1994                    16
              Notes to Consolidated Financial Statements               17-27

         2.   Financial Statement Schedule:

              Schedule II - Valuation and Qualifying Accounts
              and Reserves                                                32

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1996.

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

                                      PHOENIX LEASING CASH DISTRIBUTION FUND II
                                                   (Registrant)

                                      BY:    PHOENIX LEASING INCORPORATED,
                                             A CALIFORNIA CORPORATION
                                             GENERAL PARTNER


         Date:  March 25, 1997        By:    /S/  GUS CONSTANTIN
                --------------               -------------------
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

       Signature                         Title                        Date
       ---------                         -----                        ----


/S/  GUS CONSTANTIN      President, Chief Executive Officer and   March 25, 1997
-----------------------  Director of Phoenix Leasing Incorporated --------------
(Gus Constantin)         General Partner


/S/  PARITOSH K. CHOKSI  Chief Financial Officer,                 March 25, 1997
-----------------------  Senior Vice President,                   --------------
(Paritosh K. Choksi)     Treasurer and a Director of
                         Phoenix Leasing Incorporated
                         General Partner


/S/  BRYANT J. TONG      Senior Vice President,                   March 25, 1997
-----------------------  Financial Operations of                  --------------
(Bryant J. Tong)         (Principal Accounting Officer)
                         Phoenix Leasing Incorporated
                         General Partner


/S/  GARY W. MARTINEZ    Senior Vice President and a Director     March 25, 1997
-----------------------  of Phoenix Leasing Incorporated          --------------
(Gary W. Martinez)       General Partner


/S/  MICHAEL K. ULYATT   Partnership Controller                   March 25, 1997
-----------------------  of Phoenix Leasing Incorporated          --------------
(Michael K. Ulyatt)      General Partner

                                                                                                 Page 32 of 32


                                  PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY

                                                         SCHEDULE II
                                                   (Amounts in Thousands)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

              COLUMN A                     COLUMN B       COLUMN C       COLUMN D      COLUMN E       COLUMN F
           Classification                 Balance at     Charged to     Charged to    Deductions     Balance at
                                         Beginning of     Expense         Revenue                      End of
                                            Period                                                     Period
-------------------------------------    -------------   -----------    ----------    -----------    ---------

Year ended December 31, 1994
   Allowance for losses on accounts
     receivable                              $453           $  2          $334           $ 38           $ 83
   Allowance for losses on notes
     receivable                               368              0             0              0            368
                                             ----           ----          ----           ----           ----

     Totals                                  $821           $  2          $334           $ 38           $451
                                             ====           ====          ====           ====           ====

Year ended December 31, 1995
   Allowance for losses on accounts
     receivable                              $ 83           $ 17          $  0           $ 33           $ 67
   Allowance for losses on notes
     receivable                               368              0             7              3            358
                                             ----           ----          ----           ----           ----

     Totals                                  $451           $ 17          $  7           $ 36           $425
                                             ====           ====          ====           ====           ====

Year ended December 31, 1996
   Allowance for losses on accounts
     receivable                              $ 67           $  6          $  0           $ 55           $ 18
   Allowance for losses on notes
     receivable                               358              0             0              0            358
                                             ----           ----          ----           ----           ----

     Totals                                  $425           $  6          $  0           $ 55           $376
                                             ====           ====          ====           ====           ====