Form 10QSB
period 1997-03-31
PHOENIX LEASING CASH DISTRIBUTION FUND II
filed 1997-05-14
CIK 798905

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-15287
                                                -------


                    PHOENIX LEASING CASH DISTRIBUTION FUND II
--------------------------------------------------------------------------------
                                   Registrant

           California                                     68-0032426
--------------------------------             -----------------------------------
      State of Jurisdiction                  I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California             94901-5527
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

                              Yes _X_    No ___

379,583 Units of Limited Partnership Interest were outstanding as of March 31, 1997.

Transitional small business disclosure format:

                              Yes ___    No _X_

                          Part I. Financial Information
                          Item 1. Financial Statements
            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          March 31, December 31,
                                                            1997        1996
                                                            ----        ----
ASSETS

Cash and cash equivalents                                  $2,961      $3,077

Accounts receivable (net of allowance for
   losses on accounts receivable of $19 and
   $18 at March 31, 1997 and December 31,
   1996, respectively)                                         98         137

Notes receivable (net of allowance for losses
   on notes receivable of $358 at March 31, 1997
   and December 31, 1996)                                   1,208       1,263

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $2,996 and
   $3,674 at March 31, 1997 and December 31, 1996,
   respectively)                                               30          81

Investment in joint ventures                                  637         703

Cable systems, property and equipment (net of
   accumulated depreciation of $852 and $808 at
   March 31, 1997 and December 31, 1996, respectively)        895         895

Deferred income tax asset                                     115         115

Other assets                                                  202         242
                                                           ------      ------

     Total Assets                                          $6,146      $6,513
                                                           ======      ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                   $  643      $  558

   Minority interest in subsidiary                            443         447
                                                           ------      ------

     Total Liabilities                                      1,086       1,005
                                                           ------      ------

Partners' Capital

   General Partner                                            111         111

   Limited Partners, 400,000 units authorized,
     386,308 units issued and 379,583 units
     outstanding at March  31, 1997 and
     December 31, 1996                                      4,917       5,328

   Unrealized gains on available-for-sale securities           32          69
                                                           ------      ------

     Total Partners' Capital                                5,060       5,508
                                                           ------      ------

     Total Liabilities and Partners' Capital               $6,146      $6,513
                                                           ======      ======

        The accompanying notes are an integral part of these statements

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                           1997      1996
                                                           ----      ----
INCOME
   Rental income                                          $ 140     $ 146
   Gain on sale of equipment                                 33        27
   Equity in earnings from joint ventures                    64        75
   Cable subscriber revenue                                 144       133
   Interest income, notes receivable                         12        54
   Other income                                              38        26
                                                          -----     -----
     Total Income                                           431       461
                                                          -----     -----

EXPENSES
   Depreciation and amortization                            106        71
   Lease related operating expenses                          69        42
   Program services, cable systems                           50        45
   Management fees to General Partner and affiliate          15        17
   Reimbursed administrative costs to General Partner        40        33
   Provision for losses on receivables                        1         1
   Legal expense                                             24        24
   General and administrative expenses                       67        78
                                                          -----     -----
     Total Expenses                                         372       311
                                                          -----     -----

NET INCOME BEFORE MINORITY
   INTEREST AND INCOME TAXES                              $  59     $ 150

Minority interest in losses of subsidiary                     4         6

Income tax expense of subsidiary                           --          (1)
                                                          -----     -----

NET INCOME                                                $  63     $ 155
                                                          =====     -----


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                       $ .16     $ .40
                                                          =====     =====

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                       $1.25     $ .63
                                                          =====     =====

ALLOCATION OF NET INCOME:
     General Partner                                      $   1     $   2
     Limited Partners                                        62       153
                                                          -----     -----
                                                          $  63     $ 155
                                                          =====     =====

        The accompanying notes are an integral part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                         Three Months Ended
                                                             March 31,
                                                         1997         1996
                                                         ----         ----
Operating Activities:
   Net income                                          $    63      $   155

   Adjustments to reconcile net income to net cash
   provided  by  operating activities:
     Depreciation and amortization                         106           71
     Gain on sale of equipment                             (33)         (27)
     Equity in earnings from joint ventures                (64)         (75)
     Provision for losses on accounts receivable             1            1
     Increase in deferred income tax asset                --             (4)
     Minority interest in losses of subsidiary              (4)          (6)
     Decrease in accounts receivable                        38           14
     Increase (decrease) in accounts payable
       and accrued expenses                                 85           (3)
     Increase in other assets                               (8)          (1)
                                                       -------      -------

Net cash provided by operating activities                  184          125
                                                       -------      -------

Investing Activities:
     Principal payments, financing leases                 --             77
     Principal payments, notes receivable                   55            1
     Proceeds from sale of equipment                        34           26
     Distribution from joint ventures                      130          192
     Cable systems, property and equipment                 (45)         (16)
                                                       -------      -------

Net cash provided by investing activities                  174          280
                                                       -------      -------

Financing Activities:
     Distributions to partners                            (474)        (239)
                                                       -------      -------

Net cash used by financing activities                     (474)        (239)
                                                       -------      -------

Increase (decrease) in cash and cash equivalents          (116)         166

Cash and cash equivalents, beginning of period           3,077        1,951
                                                       -------      -------

Cash and cash equivalents, end of period               $ 2,961      $ 2,117
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

Note 2.    Reclassification.

         Reclassification - Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

Note 3.    Notes Receivable.

         Impaired Notes Receivable. At March 31, 1997 and 1996, the recorded investment in notes that are considered to be impaired was $1,567,000 and $35,000, respectively, for which the related allowance for losses was $23,000. The average recorded investment in impaired loans during the three months ended March 31, 1997 and 1996 was approximately $1,567,000 and $35,000, respectively.

         The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                                1997          1996
                                                ----          ----
                                              (Amounts in Thousands)

             Beginning balance                  $358          $358
                  Provision for losses           --            --
                  Write downs                    --            --
                                                ----          ----
             Ending balance                     $358          $358
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

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 379,583 for the three month periods ended March 31, 1997 and 1996. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance.

Note 6.       Investment in Joint Ventures.

Equipment Joint Venture

         The aggregate combined financial information of the equipment joint venture is presented below:

                                                March 31,    December 31,
                                                  1997           1996
                                                  ----           ----
                                                (Amounts in Thousands)

         Assets                                  $2,632         $2,851
         Liabilities                                716            733
         Partners' Capital                        1,916          2,118

                                                 Three Months Ended
                                                      March 31,
                                                 1997           1996
                                                 ----           ----
                                                (Amounts in Thousands)

         Revenue                                 $556           $892
         Expenses                                 321            565
         Net Income                               235            327

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

       Phoenix   Leasing  Cash   Distribution   Fund  II  and  Subsidiary   (the
Partnership) reported net income of $63,000 for the three months ended March 31, 1997, as compared to net income of $155,000 during the same period in 1996.

       Total revenues decreased by $30,000 during the three months ended March 31, 1997, as compared to the same period in 1996. The primary factors contributing to the decrease in revenues was a decrease in interest income from notes receivable of $42,000 offset by an increase in cable subscriber revenue of $11,000.

       The decrease interest income from notes receivable of $42,000 is due to the Partnership suspending the accrual of interest income on a defaulted note receivable from a cable television system operator during the three months ended March 31, 1996.

       In addition, the Partnership reported smaller decreases in all other income categories except for other income. The small increase in other income was attributable to increases in interest income earned on cash and cash equivalents, a result of the Partnership maintaining a higher average cash balance during the three months ended March 31, 1997, as compared to the same period in 1996.

       Total expenses increased by $61,000 during the three months ended March 31, 1997, as compared to the same period in 1996. The increase in total expenses is attributable to an increase in depreciation and amortization expense of $35,000 and an increase in lease related operating expenses of $27,000.

       Lease related operating expenses increased due a $46,000 increase in remarketing costs. However, maintenance, administrative and residual sharing expenses incurred by the Partnership's decreased as a result of the decrease in the revenues received from this equipment.

       The increase in depreciation and amortization expense is primarily due to additional depreciation of $42,000 booked during the period ended March 31, 1997. Normal monthly depreciation decreased by $7,000 due to a reduction in the size of the equipment portfolio due to the ongoing sale of equipment. The Partnership is currently in its liquidation stage and is not expected to acquire any additional equipment. The Partnership will reach the end of its term on December 31, 1997.

Cable Television System:

       Cable subscriber revenues increased approximately $11,000 during the three months ended March 31, 1997, as compared to the same period in 1996. The increase during the period ended March 31, 1997, is due to a special promotion offered to its subscribers for the month of March 1996.

Joint Ventures:

       The Partnership reported a decrease in earnings from joint ventures of $11,000 during the three months ended March 31, 1997, as compared to the same period in 1996. The decrease in earnings is reflective of a decrease in earnings from one joint venture due to a decrease in rental revenues. The decrease in rental revenues was caused by a decrease in the amount of equipment owned by the joint venture due to the ongoing sale of equipment.

Liquidity and Capital Resources

       The Partnership's primary source of liquidity comes from equipment leasing and financing operations. The Partnership has contractual obligations with lessees for fixed terms at fixed payment amounts and will also receive payments on its outstanding notes receivable. The liquidity of the Partnership is dependent upon its success in collecting these contractual payments owed the Partnership. As the initial lease terms expire, the Partnership will continue to renew, remarket or sell the equipment. The future liquidity in excess of the remaining contractual obligations will depend upon the General Partner's success in re-leasing and selling the Partnership's equipment as it comes off lease.

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

       The Partnership reported net cash generated by leasing, financing and cable television operations of $239,000 during the three months ended March 31, 1997, as compared to $203,000 during the same period in 1996. The net cash generated by equipment leasing and financing activities increased slightly as a result of the early termination of some financing leases. Rental income continues to decline which is attributable to the reduction in the amount of equipment owned by the Partnership.

       The Partnership owned equipment held for lease with an original cost of $1,217,000 and a net book value of $0 at March 31, 1997, as compared to $1,581,000 and $0, respectively at March 31, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

       The cash distributed to partners was $474,000 and $239,000 for the three months ended March 31, 1997 and 1996. In accordance with the Limited Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received distributions of $474,000 and $239,000 for the three months ended March 31, 1997 and 1996. The cumulative cash distributions to limited partners are $80,677,000 and $80,203,000 at March 31, 1997 and 1996,
respectively. The General Partner did not receive payment for its share of cash distributions for the three months ended March 31, 1997 and 1996. While the General Partner is entitled to receive 5% of the cash distributions, it has voluntarily elected not to receive payment at this time for its share of the cash distributions.

       The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from operations will also decline. As the cash generated by Partnership operations continues to decline, the rate of cash distributions made to limited partners will also decline. The Partnership made its last quarterly distribution to partners in January of 1997. The Partnership will reach the end of its term on December 31, 1997, at which time it will sell any remaining assets at public auction and make a final distribution to partners of the excess cash, if any. The General Partner is actively marketing for sale the Partnership's net assets and it is expected, based on current estimates of fair market value, that the net carrying value of those assets will ultimately be recovered. However, the amounts the Partnership will ultimately realize from the disposition of assets could differ from the net carrying value at March 31, 1997.

       Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's ongoing operational expenses.

                    PHOENIX LEASING CASH DISTRIBUTION FUND II

                                 March 31, 1997

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


                                     PHOENIX LEASING CASH DISTRIBUTION FUND II
                                     -----------------------------------------
                                                  (Registrant)


      Date                        Title                      Signature
      ----                        -----                      ---------


May 13, 1997           Chief Financial Officer,        /S/ PARITOSH K. CHOKSI
-------------          Senior Vice President,          ----------------------
                       Treasurer and a Director of     (Paritosh K. Choksi)
                       Phoenix Leasing Incorporated
                       General Partner


May 13, 1997           Senior Vice President,          /S/ BRYANT J. TONG
-------------          Financial Operations of         ----------------------
                       (Principal Accounting Officer)  (Bryant J. Tong)
                       Phoenix Leasing Incorporated
                       General Partner


May 13, 1997           Senior Vice President           /S/ GARY W. MARTINEZ
-------------          and a Director of               ----------------------
                       Phoenix Leasing Incorporated    (Gary W. Martinez)
                       General Partner


May 13, 1997           Partnership Controller of       /S/ MICHAEL K. ULYATT
-------------          Phoenix Leasing Incorporated    ---------------------
                       General Partner                 (Michael K. Ulyatt)