Form 10QSB
period 1997-06-30
PHOENIX LEASING CASH DISTRIBUTION FUND II
filed 1997-08-13
CIK 798905

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-15287


                    PHOENIX LEASING CASH DISTRIBUTION FUND II
--------------------------------------------------------------------------------
                                   Registrant

          California                                       68-0032426
-----------------------------                 ----------------------------------
    State of Jurisdiction                     I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                  94901-5527
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

                               Yes __X__ No _____

379,583 Units of Limited Partnership Interest were outstanding as of June 30, 1997.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          Item 1. Financial Statements
            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)


                                                       June 30,     December 31,
                                                         1997           1996
                                                        ------         ------
ASSETS

Cash and cash equivalents                               $3,166         $3,077

Accounts receivable (net of allowance for
  losses on accounts receivable of $21 and $18
  at June 30, 1997 and December 31, 1996,
  respectively)                                            134            137

Notes receivable (net of allowance for losses
  on notes receivable of $358 at June 30, 1997
  and December 31, 1996)                                 1,179          1,263

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $2,467 and
  $3,674 at June 30, 1997 and December 31, 1996,
  respectively)                                             18             81

Investment in joint ventures                               572            703

Cable systems, property and equipment (net of
  accumulated depreciation of $898 and $808 at
  June 30, 1997 and December 31, 1996, respectively)       863            895

Deferred income tax asset                                  117            115

Other assets                                               188            242
                                                        ------         ------

    Total Assets                                        $6,237         $6,513
                                                        ======         ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable and accrued expenses                 $  576         $  558

  Minority interest in subsidiary                          443            447
                                                        ------         ------

    Total Liabilities                                    1,019          1,005
                                                        ------         ------

Partners' Capital

  General Partner                                          113            111

  Limited Partners, 400,000 units authorized,
    386,308 units issued and 379,583 units
    outstanding at June  30, 1997 and December
    31, 1996                                             5,079          5,328

  Unrealized gains on available-for-sale securities         26             69
                                                        ------         ------

    Total Partners' Capital                              5,218          5,508
                                                        ------         ------

    Total Liabilities and Partners' Capital             $6,237         $6,513
                                                        ======         ======

        The accompanying notes are an integral part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           1997      1996      1997      1996
                                          ------    ------    ------    ------
INCOME
  Rental income                           $   69    $  147    $  209    $  292
  Gain on sale of equipment                   88        20       121        47
  Equity in earnings from joint
   ventures, net                              74       120       138       195
  Cable subscriber revenue                   154       149       297       283
  Interest income, notes receivable            1      --          13        54
  Other income                                45        37        84        64
                                          ------    ------    ------    ------
    Total Income                             431       473       862       935
                                          ------    ------    ------    ------

EXPENSES
  Depreciation and amortization               63        67       169       138
  Lease related operating expenses            18        39        86        81
  Program services, cable systems             51        48       101        93
  Management fees to General Partner
   and affiliate                              13        16        28        32
  Reimbursed administrative costs to
   General Partner                            24        34        65        67
  Legal expense                               32        21        56        46
  General and administrative expenses         66        67       134       151
                                          ------    ------    ------    ------
    Total Expenses                           267       292       639       608
                                          ------    ------    ------    ------

NET INCOME BEFORE MINORITY
  INTEREST AND INCOME TAXES               $  164    $  181    $  223    $  327

Minority interest in losses (earnings)
 of subsidiary                              --          (1)        4         5

Income tax expense of subsidiary            --          (3)     --        --
                                          ------    ------    ------    ------

NET INCOME                                $  164    $  177    $  227    $  332
                                          ======    ======    ======    ======


NET INCOME  PER LIMITED
  PARTNERSHIP UNIT                        $  .43    $  .47    $  .59    $  .87
                                          ======    ======    ======    ======

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                        $ --      $ --      $ 1.25    $  .63
                                          ======    ======    ======    ======

ALLOCATION OF NET INCOME:
    General Partner                       $    1    $    2    $    2    $    4
    Limited Partners                         163       175       225       328
                                          ------    ------    ------    ------
                                          $  164    $  177    $  227    $  332
                                          ======    ======    ======    ======

        The accompanying notes are an integral part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                           Six Months Ended
                                                                June 30,
                                                             1997      1996
                                                           -------   -------
Operating Activities:
  Net income                                               $   227   $   332
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                            169       138
      Gain on sale of equipment                               (121)      (47)
      Equity in earnings from joint ventures, net             (138)     (195)
      Provision for losses on accounts receivable                3         3
      Decrease (increase) in deferred income tax asset          (2)        3
      Minority interest in earnings of subsidiary               (4)       (5)
      Increase in accounts receivable                         --         (23)
      Increase (decrease) in accounts payable
       and accrued expenses                                     18       (12)
      Increase in other assets                                  (9)       (2)
                                                           -------   -------

Net cash provided by operating activities                      143       192
                                                           -------   -------

Investing Activities:
  Principal payments, financing leases                        --         153
  Principal payments, notes receivable                          84         2
  Proceeds from sale of equipment                              125        47
  Distribution from joint ventures                             269       379
  Cable systems, property and equipment                        (58)      (33)
  Payment of acquisition fees                                 --        --
                                                           -------   -------

Net cash provided by investing activities                      420       548
                                                           -------   -------

Financing Activities:
Distributions to partners                                     (474)     (239)
                                                           -------   -------

Net cash used by financing activities                         (474)     (239)
                                                           -------   -------

Increase in cash and cash equivalents                           89       501

Cash and cash equivalents, beginning of period               3,077     1,951
                                                           -------   -------

Cash and cash equivalents, end of period                   $ 3,166   $ 2,452
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

Note 3.  Notes Receivable.

    Impaired Notes Receivable. At June 30, 1997 and 1996, the recorded investment in notes that are considered to be impaired was $1,537,000 and $1,746,000, respectively, for which the related allowance for losses was $23,000 and $358,000, respectively. The average recorded investment in impaired loans during the six months ended June 30, 1997 and 1996 was approximately $1,552,000 and $890,000, respectively.

    The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:
                                                  1997              1996
                                                  ----              ----
                                                  (Amounts in Thousands)

        Beginning balance                        $  358            $  358
           Provision for losses                      -                 -
           Write downs                               -                 -
                                                 ------            ------
        Ending balance                           $  358            $  358
                                                 ======            ======

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

Note 5.    Net Income (Loss) and Distributions per Limited Partnership Unit.

        Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 379,583 for the six month periods ended June 30, 1997 and 1996. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance.

Note 6.    Investment in Joint Ventures.

Equipment Joint Venture

        The aggregate combined financial information of the equipment joint venture is presented below:

                                             June 30,     December 31,
                                               1997          1996
                                               ----          ----
                                             (Amounts in Thousands)

        Assets                               $ 2,545      $ 2,851
        Liabilities                              814          733
        Partners' Capital                      1,731        2,118

                                   Three Months Ended       Six Months Ended
                                        June 30,                 June 30,
                                    1997        1996         1997       1996
                                    ----        ----         ----       ----
                                             (Amounts in Thousands)

        Revenue                    $ 636      $  995      $ 1,192    $ 1,887
        Expenses                     348         523          669      1,088
        Net Income                   288         472          523        799

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

      Phoenix Leasing Cash Distribution Fund II and Subsidiary (the Partnership) reported net income of $164,000 and $227,000 for the three and six months ended June 30, 1997, as compared to net income of $177,000 and $332,000 during the same period in 1996.

      Total revenues decreased by $42,000 and $73,000 during the three and six months ended June 30, 1997, as compared to the same period in 1996. The primary factors contributing to the decrease in revenues was a decrease in rental income of $78,000 and $83,000 and a decrease in equity in earnings from joint ventures of $46,000 and $57,000, for the three and six months ended June 30, 1997, respectively, as compared to the same period in 1996. This was offset by an increase in cable subscriber revenue of $5,000 and $14,000, and an increase in gain on sale of equipment of $68,000 and $74,000, for the three months ended June 30, 1997, respectively.

      The decline in rental income is a result of a reduction in the amount of equipment owned by the Partnership. At June 30, 1997, the Partnership owned equipment with an aggregate original cost of $3.6 million, compared to $6 million at June 30, 1996.

      The small increase in other income was attributable to increases in interest income earned on cash and cash equivalents, a result of the Partnership maintaining a higher average cash balance during the three and six months ended June 30, 1997, as compared to the same period in 1996.

      Total expenses decreased by $25,000 during the three months ended June 30, 1997, but increased by $31,000 for the six months ended June 30, 1997, as compared to the same period in 1996. The decrease in total expenses, for the three months ended June 30, 1997, is attributable to a decrease in depreciation and amortization expense of $4,000 and a decrease in lease related operating expenses of $21,000. The increase in total expenses, for the six months ended June 30, 1997, is attributable to an increase in depreciation and amortization expense of $31,000, an increase in lease related operating expenses of $5,000 and an increase in program services from cable systems of $8,000, offset by a decrease in general and administrative expenses of $17,000.

      Lease related operating expenses increased, for the six months ended June 30, 1997, due to a $46,000 increase in remarketing costs. However, maintenance, administrative and residual sharing expenses incurred by the Partnership decreased as a result of the decrease in the revenues received from this equipment.

      The increase in depreciation and amortization expense, for the six months ended June 30, 1997, is primarily due to additional depreciation of $42,000 booked during the period ended March 31, 1997. Normal monthly depreciation decreased by $4,000 and $11,000 for the three and six months ended June 30, 1997, due to a reduction in the size of the equipment portfolio due to the ongoing sale of equipment. The decrease in general and administrative costs of $17,000 is due to a decrease in audit fees accrued during the six months ended June 30, 1997. The Partnership is currently in its liquidation stage and is not expected to acquire any additional equipment. The Partnership will reach the end of its term on December 31, 1997.

Cable Television System:

      Cable subscriber revenues increased approximately $5,000 and $14,000 during the three and six months ended June 30, 1997, as compared to the same period in 1996. A special promotion offering free cable service to its cable subscribers for the month of March 1996 caused cable subscriber revenues to be lower than usual during the three and six months ended June 30, 1996.

Joint Ventures:

      The Partnership reported a decrease in earnings from joint ventures of $46,000 and $57,000 during the three and six months ended June 30, 1997, as compared to the same period in 1996. The decrease in earnings is reflective of a decrease in earnings from one joint venture due to a decrease in rental revenues. The decrease in rental revenues was caused by a decrease in the amount of equipment owned by the joint venture due to the ongoing sale of equipment.

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

      The Partnership reported net cash generated by leasing, financing and cable television operations of $227,000 during the six months ended June 30, 1997, as compared to $347,000 during the same period in 1996. The net cash generated by equipment leasing and financing activities decreased, due to the decline in rental income, which is attributable to the reduction in the amount of equipment owned by the Partnership.

      The Partnership owned equipment held for lease with an original cost of $2,107,000 and a net book value of $0 at June 30, 1997, as compared to $1,469,000 and $0, respectively at June 30, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

      The cash distributed to partners was $474,000 and $239,000 for the six months ended June 30, 1997 and 1996. In accordance with the Limited Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received distributions of $474,000 and $239,000 for the six months ended June 30, 1997 and 1996. The cumulative cash distributions to limited
partners  are   $80,677,000   and   $80,203,000  at  June  30,  1997  and  1996,
respectively. The General Partner did not receive payment for its share of cash distributions for the six months ended June 30, 1997 and 1996. While the

General Partner is entitled to receive 5% of the cash distributions, it has voluntarily elected not to receive payment at this time for its share of the cash distributions.

      The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from operations will also decline. As the cash generated by Partnership operations continues to decline, the rate of cash distributions made to limited partners will also decline. The Partnership made its last quarterly distribution to partners in January of 1997. The Partnership will reach the end of its term on December 31, 1997, at which time it will sell any remaining assets at public auction and make a final distribution to partners of the excess cash, if any. The General Partner is actively marketing for sale the Partnership's net assets and it is expected, based on current estimates of fair market value, that the net carrying value of those assets will ultimately be recovered. However, the amounts the Partnership will ultimately realize from the disposition of assets could differ from the net carrying value at June 30, 1997.

      Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's ongoing operational expenses.

                    PHOENIX LEASING CASH DISTRIBUTION FUND II

                                  June 30, 1997

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

                                    PHOENIX LEASING CASH DISTRIBUTION FUND II
                                    -----------------------------------------
                                                   (Registrant)


      Date                       Title                          Signature
      ----                       -----                          ---------



August 13, 1997         Senior Vice President             /S/ GARY W. MARTINEZ
---------------         and a Director of                 ----------------------
                        Phoenix Leasing Incorporated      (Gary W. Martinez)
                        General Partner


August 13, 1997         Chief Financial Officer,          /S/ PARITOSH K. CHOKSI
---------------         Senior Vice President,            ----------------------
                        Treasurer and a Director of       (Paritosh K. Choksi)
                        Phoenix Leasing Incorporated
                        General Partner


August 13, 1997         Senior Vice President,            /S/ BRYANT J. TONG
---------------         Financial Operations of           ----------------------
                        (Principal Accounting Officer)    (Bryant J. Tong)
                        Phoenix Leasing Incorporated
                        General Partner


August 13, 1997         Partnership Controller of         /S/ MICHAEL K. ULYATT
---------------         Phoenix Leasing Incorporated      ----------------------
                        General Partner                   (Michael K. Ulyatt)