Form 10QSB
period 1997-09-30
PHOENIX LEASING CASH DISTRIBUTION FUND II
filed 1997-11-12
CIK 798905

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                         Commission file number 0-15287
                                                -------


                    PHOENIX LEASING CASH DISTRIBUTION FUND II
--------------------------------------------------------------------------------
                                   Registrant

           California                                     68-0032426
------------------------------                ----------------------------------
      State of Jurisdiction                   I.R.S. Employer Identification No.



2401 Kerner Boulevard, San Rafael, California                  94901-5527
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

                               Yes __X__ No _____

379,583 Units of Limited Partnership Interest were outstanding as of September 30, 1997.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                     September 30,  December 31,
                                                         1997           1996
                                                        ------         ------
ASSETS

Cash and cash equivalents                               $6,017         $3,077

Accounts receivable (net of allowance for
   losses on accounts receivable of $59 and $18
   at September 30, 1997 and December 31, 1996,
   respectively)                                            96            137

Notes receivable (net of allowance for losses on
   notes receivable of $26 and $358 at September 30,
   1997 and December 31, 1996, respectively)              --            1,263

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $903 and
   $3,674 at September 30, 1997 and December 31,
   1996, respectively)                                       1             81

Investment in joint ventures                               304            703

Cable systems, property and equipment (net of
   accumulated depreciation of $943 and $808 at
   September 30, 1997 and December 31, 1996,
   respectively)                                           828            895

Deferred income tax asset                                  113            115

Other assets                                               190            242
                                                        ------         ------

     Total Assets                                       $7,549         $6,513
                                                        ======         ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                $  665         $  558

   Minority interest in subsidiary                         441            447
                                                        ------         ------

     Total Liabilities                                   1,106          1,005
                                                        ------         ------

Partners' Capital

   General Partner                                         125            111

   Limited Partners, 400,000 units authorized,
     386,308 units issued and 379,583 units
     outstanding at September 30, 1997 and
     December 31, 1996                                   6,244          5,328

   Unrealized gains on available-for-sale securities        74             69
                                                        ------         ------

     Total Partners' Capital                             6,443          5,508
                                                        ------         ------

     Total Liabilities and Partners' Capital            $7,549         $6,513
                                                        ======         ======

        The accompanying notes are an integral part of these statements

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                          Three Months Ended  Nine Months Ended
                                            September 30,       September 30,
                                            1997      1996      1997      1996
                                          -------   -------   -------   -------
INCOME

   Rental income                          $    56   $   180   $   265   $   473
   Gain on sale of equipment                   13        32       134        78
   Equity in earnings (losses)from
    joint ventures                           (208)       87       (69)      282
   Cable subscriber revenue                   150       142       448       424
   Interest income, notes receivable        1,209        48     1,222       103
   Other income                                79        35       163        98
                                          -------   -------   -------   -------
     Total Income                           1,299       524     2,163     1,458
                                          -------   -------   -------   -------

EXPENSES

   Depreciation and amortization              108        78       277       216
   Lease related operating expenses            24        38       111       120
   Program services, cable systems             49        45       149       138
   Management fees to General Partner
    and affiliate                             104        17       133        49
   Provision for (recovery of) losses
    on receivables                           (294)        2      (291)        4
   Reimbursed administrative costs to
    General Partner                            16        36        81       103
   Legal expense                               54        14       109        59
   General and administrative expenses         66        63       198       212
                                          -------   -------   -------   -------
     Total Expenses                           127       293       767       901
                                          -------   -------   -------   -------

NET INCOME BEFORE MINORITY
   INTEREST AND INCOME TAXES              $ 1,172   $   231   $ 1,396   $   557

Minority interest in losses (earnings)
 of subsidiary                                  2        (5)        6      --

Income tax benefit (expense) of
 subsidiary                                     3        (3)        2        (2)
                                          -------   -------   -------   -------

NET INCOME                                $ 1,177   $   223   $ 1,404   $   555
                                          =======   =======   =======   =======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $  3.07   $   .58   $  3.66   $  1.45
                                          =======   =======   =======   =======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $  --     $  --     $  1.25   $   .63
                                          =======   =======   =======   =======

ALLOCATION OF NET INCOME:
     General Partner                      $    12   $     1   $    14   $     5
     Limited Partners                       1,165       222     1,390       550
                                          -------   -------   -------   -------
                                          $ 1,177   $   223   $ 1,404   $   555
                                          =======   =======   =======   =======

        The accompanying notes are an integral part of these statements.

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                             1997      1996
                                                           -------   -------
Operating Activities:

   Net income                                              $ 1,404   $   555

   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                           277       216
       Gain on sale of equipment                              (134)      (78)
       Equity in losses (earnings) from joint ventures          69      (282)
       Provision for losses on accounts receivable              41         4
       Recovery of  losses on notes receivable                (332)     --
       Decrease (increase) in deferred income tax asset          2        (1)
       Minority interest in earnings of subsidiary              (6)     --
       Increase in accounts receivable                        --         (46)
       Increase (decrease) in accounts payable
        and accrued expenses                                   107       (19)
       Increase in other assets                                (18)       (2)
                                                           -------   -------

Net cash provided by operating activities                    1,410       347
                                                           -------   -------

Investing Activities:

   Principal payments, financing leases                       --         153
   Principal payments, notes receivable                      1,595        36
   Proceeds from sale of equipment                             148        75
   Distribution from joint ventures                            330       543
   Cable systems, property and equipment                       (69)      (61)
   Payment of acquisition fees                                --          (1)
                                                           -------   -------

Net cash provided by investing activities                    2,004       745
                                                           -------   -------

Financing Activities:

   Distributions to partners                                  (474)     (239)
                                                           -------   -------

Net cash used by financing activities                         (474)     (239)
                                                           -------   -------

Increase in cash and cash equivalents                        2,940       853

Cash and cash equivalents, beginning of period               3,077     1,951
                                                           -------   -------

Cash and cash equivalents, end of period                   $ 6,017   $ 2,804
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

Note 3.       Notes Receivable.

         Impaired Notes Receivable. At September 30, 1997, the recorded investment in notes that are considered to be impaired are $26,000, for which the related allowance for losses is $26,000. The average recorded investment in impaired loans during the nine months ended September 30, 1997 and 1996 was approximately $1,044,000 and $1,164,000, respectively.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                              1997           1996
                                            --------       -------
                                            (Amounts in Thousands)
         Beginning balance                  $    358       $   358
              Provision for losses              (332)           -
              Write downs                         -             -
                                            --------       -------
         Ending balance                     $     26       $   358
                                            ========       =======

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

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 379,583 for the nine month periods ended September 30, 1997 and 1996. For purposes of allocating income (loss) and distributions to each individual limited partner, the Partnership allocates net income (loss) and distributions based upon each respective limited partner's ending capital account balance.

Note 6.       Investment in Joint Ventures.


Equipment Joint Venture

         The aggregate combined financial information of the equipment joint venture is presented below:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $ 1,341     $ 2,851
        Liabilities                               514         733
        Partners' Capital                         827       2,118

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997     1996
                                     -------  -------     -------  -------
                                             (Amounts in Thousands)

        Revenue                      $   240  $   757     $ 1,431  $ 2,644
        Expenses                         901      383       1,569    1,471
        Net Income (Loss)               (661)     374        (138)   1,173

            PHOENIX LEASING CASH DISTRIBUTION FUND II AND SUBSIDIARY


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

       Phoenix Leasing Cash Distribution Fund II and Subsidiary (the Partnership) reported net income of $1,177,000 and $1,404,000 for the three and nine months ended September 30, 1997, respectively, as compared to net income of $223,000 and $555,000 during the same periods in 1996.

       Total revenues increased by $775,000 and $705,000 during the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The primary factor contributing to the increase in revenues for both periods is an increase in interest income from notes receivable of $1,162,000 and $1,119,000 for the three and nine months ended September 30, 1997, respectively. This is partially offset by a decrease in equity in earnings from joint ventures of $295,000 and $351,000, and a decline in rental income of $124,000 and $208,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same period in 1996.

       The increase in interest income from notes receivable during 1997 is a result of a payoff of an impaired note receivable of $949,000, as well as the receipt of additional settlement proceeds of $258,000 on another impaired note receivable. The additional settlement proceeds was from a defaulted note receivable with a net carrying value of $0. Management fees to the General Partner increased by $87,000 and $84,000 for the three and nine months ended September 30, 1997, compared to the same period in 1996, attributable to the receipt of the payoff and settlement.

       The decline in rental income is a result of a reduction in the amount of equipment owned by the Partnership. At September 30, 1997, the Partnership owned equipment with an aggregate original cost of $1 million, compared to $5.6 million at September 30, 1996.

       The small increase in other income was attributable to an increase in interest income earned on cash and cash equivalents, a result of the Partnership maintaining a higher average cash balance during the three and nine months ended September 30, 1997, as compared to the same periods in 1996.

       Total expenses decreased by $166,000 and $134,000 during the three and nine months ended September 30, 1997, as compared to the same periods in 1996. The decrease in total expenses for the three and nine months ended September 30, 1997 is attributable to a $332,000 recovery of provision for losses on notes receivable due to the receipt of a payoff which exceeded the net investment on the Partnership's remaining impaired note receivable which was considered to be impaired.

       Partially offsetting the decrease in provision for losses on receivables for the three and nine months ended September 30, 1997, compared to the same periods in the prior year, are the increases in depreciation and amortization expense, management fees to the General Partner and affiliate and legal expense. The increase in depreciation and amortization of $33,000 and $61,000 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996, is a result of an increase in additional depreciation expense. Included in depreciation and amortization is additional depreciation expense of $5,000 and $47,000 for the three and nine months ended September 30,

1997, respectively, compared to $14,000 for the three and nine months ended September 30, 1997.

       Legal expenses also increased for the three and nine months ended September 30, 1997 by $40,000 and $50,000, respectively, as compared to the same periods in the previous year. This increase is attributable to the legal costs associated with the two notes receivable in which the Partnership received a payoff and additional settlement proceeds during 1997.

Cable Television System:

       The Partnership reported cable subscriber revenues of $150,000 and $448,000 for the three and nine months ended September 30, 1997, respectively, and program services expense of $49,000 and $149,000, compared to cable subscriber revenues of $142,000 and $424,000 for the three and nine months ended September 30, 1996, and program services expense of $45,000 and $138,000. Both cable subscriber revenue and program services expense remained relatively the same for the three and nine months ended September 30, 1997 compared to 1996.

Joint Ventures:

       The Partnership reported a decrease in earnings from joint ventures of $295,000 and $351,000 during the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The decrease in earnings is attributable to an equipment joint venture recording provisions for additional depreciation and losses on notes receivable.

Liquidity and Capital Resources

       The Partnership's primary source of liquidity comes from equipment leasing and financing operations. The Partnership has contractual obligations with lessees for fixed terms at fixed payment amounts and also received payments on its notes receivable. The liquidity of the Partnership is dependent upon its success in collecting these contractual payments owed the Partnership. As the initial lease terms expire, the Partnership will continue to renew, remarket or sell the equipment. The future liquidity in excess of the remaining contractual obligations will depend upon the General Partner's success in re-leasing and selling the Partnership's equipment as it comes off lease.

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

       The Partnership reported net cash generated by leasing, financing and cable television operations of $3,006,000 during the nine months ended September 30, 1997, as compared to $536,000 during the same period in 1996. The net cash generated by equipment leasing and financing activities was higher than usual during the period ended September 30, 1997 as a result of a payoff of an impaired note receivable and the receipt of additional settlement proceeds.

       The Partnership owned equipment held for lease with an original cost of $47,000 and a net book value of $0 at September 30, 1997, as compared to $1,401,000 and $0, respectively at September 30, 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

       The cash distributed to partners was $474,000 and $239,000 for the nine months ended September 30, 1997 and 1996. In accordance with the Limited Partnership Agreement, the limited partners are entitled to 95% of the cash available for distribution and the General Partner is entitled to 5%. As a result, the limited partners received distributions of $474,000 and $239,000 for the nine months ended September 30, 1997 and 1996. The cumulative cash distributions to limited partners are $80,677,000 and $80,203,000 at September 30, 1997 and 1996, respectively. The General Partner did not receive payment for its share of cash distributions for the nine months ended September 30, 1997 and 1996. While the General Partner is entitled to receive 5% of the cash distributions, it has voluntarily elected not to receive payment at this time for its share of the cash distributions.

       The Partnership's asset portfolio continues to decline as a result of the ongoing liquidation of assets, and therefore it is expected that the cash generated from operations will also decline. As the cash generated by Partnership operations continues to decline, the rate of cash distributions made to limited partners will also decline. The Partnership made its last quarterly distribution to partners in January of 1997. The Partnership will reach the end of its term on December 31, 1997, at which time it will sell any remaining assets at public auction and make a final distribution to partners of the excess cash, if any. The General Partner is actively marketing for sale the Partnership's net assets and it is expected, based on current estimates of fair market value, that the net carrying value of those assets will ultimately be recovered. However, the amounts the Partnership will ultimately realize from the disposition of assets could differ from the net carrying value at September 30, 1997.

       Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's ongoing operational expenses.

                    PHOENIX LEASING CASH DISTRIBUTION FUND II

                               September 30, 1997

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

                                   PHOENIX LEASING CASH DISTRIBUTION FUND II
                                   -----------------------------------------
                                                 (Registrant)


       Date                        Title                       Signature
       ----                        -----                       ---------



 November 12, 1997       Senior Vice President            /S/ GARY W. MARTINEZ
-------------------      and a Director of                ----------------------
                         Phoenix Leasing Incorporated     (Gary W. Martinez)
                         General Partner


 November 12, 1997       Chief Financial Officer,         /S/ PARITOSH K. CHOKSI
-------------------      Senior Vice President,           ----------------------
                         Treasurer and a Director of      (Paritosh K. Choksi)
                         Phoenix Leasing Incorporated
                         General Partner


 November 12, 1997       Senior Vice President,           /S/ BRYANT J. TONG
-------------------      Financial Operations of          ----------------------
                         (Principal Accounting Officer)   (Bryant J. Tong)
                         Phoenix Leasing Incorporated
                         General Partner